Form 10-Q
period 2016-03-31
INSTRUCTURE INC
filed 2016-05-06
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37629

Instructure, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3505687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6330 South 3000 East, Suite 700

Salt Lake City, UT 84121

(Address of principal executive offices, including zip code)

(800) 203-6755

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2016, there were 27,423,465 shares of the registrant’s common stock outstanding.

Instructure, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,658	$90,471
Short-term marketable securities	—	325
Accounts receivable—net of allowance of $188 and $225 at March 31, 2016 and December 31, 2015, respectively	6,892	9,523
Prepaid expenses	4,921	5,010
Other current assets	658	614
Total current assets	82,129	105,943
Property and equipment, net	13,082	11,732
Goodwill	989	989
Intangible assets, net	518	444
Noncurrent prepaid expenses	706	749
Other assets	1,144	1,203
Total assets	$98,568	$121,060
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,772	$3,912
Accrued liabilities	9,507	8,852
Deferred rent	630	541
Deferred revenue	38,144	49,384
Total current liabilities	52,053	62,689
Deferred revenue, net of current portion	2,679	2,941
Deferred rent, net of current portion	8,954	9,078
Warrant liability	25	331
Other long-term liabilities	367	402
Total liabilities	64,078	75,441
Commitments and contingencies
Stockholders’ equity:
Common stock	4	4
Treasury stock	(1)	(1)
Additional paid-in capital	191,127	188,517
Accumulated other comprehensive income	—	—
Accumulated deficit	(156,640)	(142,901)
Total stockholders’ equity	34,490	45,619
Total liabilities and stockholders’ equity	$98,568	$121,060

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Subscription and support	$20,577	$12,601
Professional services and other	2,722	2,024
Total revenue	23,299	14,625
Cost of revenue:
Subscription and support	5,437	3,676
Professional services and other	1,912	1,235
Total cost of revenue	7,349	4,911
Gross profit	15,950	9,714
Operating expenses:
Sales and marketing	16,163	11,081
Research and development	7,805	5,271
General and administrative	5,736	10,046
Total operating expenses	29,704	26,398
Loss from operations	(13,754)	(16,684)
Other income (expense):
Interest income	71	3
Interest expense	(11)	(22)
Change in fair value of warrant liability	62	(488)
Other expense, net	(75)	(119)
Total other income (expense), net	47	(626)
Loss before income taxes	(13,707)	(17,310)
Income tax expense	(32)	—
Net loss	$(13,739)	$(17,310)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.50)	$(2.79)
Weighted average common shares used in computing basic and diluted net loss per common share attributable to common stockholders	27,301	6,207

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(13,739)	$(17,310)
Other comprehensive gain (loss)	—	—
Comprehensive loss	$(13,739)	$(17,310)

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net loss	$(13,739)	$(17,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	912	523
Amortization of intangible assets	77	77
Amortization of deferred financing costs	12	15
Change in fair value of warrant liability	(62)	488
Stock-based compensation	2,235	5,929
Other	28	27
Changes in assets and liabilities:
Accounts receivable, net	2,601	3,135
Prepaid expenses and other assets	135	(588)
Accounts payable and accrued liabilities	515	682
Deferred revenue	(11,502)	(6,794)
Deferred rent	(35)	(75)
Other liabilities	(27)	(24)
Net cash used in operating activities	(18,850)	(13,915)
Investing Activities:
Purchases of property and equipment	(2,268)	(927)
Purchases of intangible assets	(151)	—
Proceeds from disposal of property and equipment	8	9
Maturities of marketable securities	325	500
Net cash used in investing activities	(2,086)	(418)
Financing Activities:
Proceeds from exercise of redeemable convertible preferred stock warrants	—	250
Proceeds from exercise of stock options	123	65
Repayment of capital lease obligations	—	(74)
Net cash provided by financing activities	123	241
Net decrease in cash and cash equivalents	(20,813)	(14,092)
Cash and cash equivalents, beginning of period	90,471	43,915
Cash and cash equivalents, end of period	$69,658	$29,823
Supplemental cash flow disclosure:
Cash paid for interest	$—	$7
Cash paid for taxes	$29	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$371	$154
Issuance of common stock for exercise of common stock warrant	$244	$—
Vesting of common stock subject to repurchase	$8	$19

See accompanying notes.

INSTRUCTURE, INC.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization

Instructure, Inc. provides an innovative, cloud-based learning management platform for academic institutions and companies worldwide. We built our learning management applications, Canvas, for the education market, and Bridge, for the corporate market, to enable our customers to easily develop, deliver and manage engaging face-to-face and online learning experiences. We offer our platform through a Software-as-a-Service, or SaaS, business model. We were incorporated in the state of Delaware in September 2008. We are headquartered in Salt Lake City, Utah, and have wholly-owned subsidiaries in the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden and Brazil.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, we have prepared the accompanying unaudited financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2015, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2016. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2016. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Such estimates, which we evaluate on an on-going basis, include allowances for doubtful accounts, useful lives for property and equipment and intangible assets, valuation of marketable securities, valuation allowances for net deferred income tax assets, valuation of stock-based compensation and common stock, the best estimate of selling price of deliverables included in multiple-deliverable revenue arrangements and the weighted average customer life used in the recognition of nonrefundable upfront implementation service revenue. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable.

Liability for Common Stock Warrants

We account for freestanding warrants to purchase shares of our common stock that are not considered indexed to our own stock as warrant liabilities on our consolidated balance sheets. Under Accounting Standards Codification (“ASC”) 815, we record the liability-classified common stock warrants issued in conjunction with our credit facility at their estimated fair value because they are free standing and the number of shares exercisable under this warrant to purchase our common stock increases if the loan balance exceeds $7,500,000. At the end of each reporting period, changes in the estimated fair value of the warrants to purchase shares of common stock are recorded as a change in fair value of warrant liability in the consolidated statements of operations.  A portion of the warrants were exercised during the three months ended March 31, 2016 (see Note 9— Fair Value of Financial Instruments).

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. The standard will be effective for the Company beginning in its first quarter of 2017. The Company is currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.

In February 2016, the issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of fiscal 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Prior periods in our consolidated financial statements were not retrospectively adjusted.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement.  This guidance simplifies entities’ processes as it provides criteria to determine whether cloud computing arrangements contain a software license and should be account for as internal-use-software under ASC 350-40.  We elected to prospectively adopt the accounting standard in the beginning of our first quarter of fiscal 2016.  Prior periods in our consolidated financial statements were not retrospectively adjusted. Starting in our first quarter of fiscal 2016, if an arrangement included a software license, as defined by this ASU, then we accounted for the software license element of the arrangement in the intangible assets, net line item of the consolidated balance sheets rather than recording the amount in property and equipment, net.  Implementation costs associated with software licenses were expensed as incurred.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. In July 2015, the FASB decided to defer by one year the effective dates of its new revenue recognition standard for public and nonpublic entities. As a result, this guidance will be effective for public companies for interim and annual periods beginning on or after December 15, 2017. Public entities would be permitted to adopt the standard as early as the original public entity effective date; early adoption prior to that date would not be permitted. Once effective, entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach. We have not yet selected a transition method and are currently assessing the potential impact that this standard will have on our consolidated financial statements.

2. Net Loss Per Share

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

For purposes of the diluted net loss per share calculation, options to purchase common stock, common stock warrants, and redeemable convertible preferred stock are considered to be common stock equivalents. We applied the two-class method to calculate our basic and diluted net loss per share of common stock, as our redeemable convertible preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per common share attributable to common stockholders as we were in a loss position for each of the periods presented and the redeemable convertible preferred stockholders do not participate in losses.

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss attributable to common stockholders	$(13,739)	$(17,310)
Denominator:
Weighted-average common shares outstanding—basic	27,336	6,328
Less: Weighted-average common stock subject to repurchase	(35)	(121)
Total weighted-average common shares outstanding—basic	27,301	6,207
Dilutive effect of share equivalents resulting from stock options, unvested restricted stock awards, common stock warrants, common stock subject to repurchase and redeemable convertible preferred stock (as converted)	—	—
Weighted-average common shares outstanding-diluted	27,301	6,207
Net loss per common share attributable to common stockholders, basic and diluted	$(0.50)	$(2.79)

For the three months ended March 31, 2016 and 2015, we incurred net losses and, therefore, the effect of our outstanding stock options, unvested restricted stock, restricted stock units, common stock warrants, common stock subject to repurchase and redeemable convertible preferred stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	4,183	3,099
Common stock warrants	17	103
Common stock subject to repurchase	24	107
Redeemable convertible preferred stock (as converted)	—	14,977
Unvested restricted stock awards	—	47
Restricted stock units	1,031	—
Total	5,255	18,333

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Computer and office equipment	$2,882	$2,717
Purchased software	1,105	1,074
Capitalized software development costs	4,017	3,460
Furniture and fixtures	2,266	1,890
Leasehold improvements and other	9,214	8,096
	19,484	17,237
Less accumulated depreciation and amortization	(6,402)	(5,505)
Total	$13,082	$11,732

Accumulated amortization for capitalized software development costs was $1,262,000 and $987,000 at March 31, 2016 and December 31, 2015, respectively. Amortization expense for capitalized software development costs for the three months ended March 31, 2016 and 2015 was $275,000 and $118,000, respectively, and is recorded within cost of revenue on the consolidated statements of operations.

4. Goodwill and Intangible Assets

Goodwill was $989,000 as of March 31, 2016 and December 31, 2015.

Intangible assets consisted of the following (in thousands):

	Average Remaining	March 31,	December 31,
	Useful Life	2016	2015
Domain names	23 Months	$1,268	$1,268
Tradenames and trademarks	13 Months	109	109
Non-compete agreements	12 Months	26	26
Software	35 Months	151	—
Accumulated amortization		(1,036)	(959)
Total		$518	$444

Amortization expense for intangible assets was $77,000 for both periods presented.

Based on the recorded intangible assets at March 31, 2016, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2016	$270
2017	183
2018	52
2019	13
2020	—
Total	$518

5. Segment Information and Geographic Data

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

Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$21,594	$13,750
Foreign	1,705	875
Total revenue	$23,299	$14,625
Percentage of revenue generated outside of the United States	7%	6%

6. Stockholders’ Equity and Stock-Based Compensation

Common Stock

As of March 31, 2016, there were 200,000,000 shares of common stock authorized and 28,539,310 and 27,410,838 shares issued and outstanding, respectively. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through March 31, 2016.

Employee Equity Plans

Our 2015 Equity Incentive Plan (“EIP”) serves as the successor to our 2010 Equity Incentive Plan (together with the EIP, the “Stock Plans”). Pursuant to the terms of the EIP, the share reserve increased by 1,225,795 shares in January 2016.  As of March 31, 2016, 4,183,474 options to purchase remained outstanding under the 2010 Equity Incentive Plan.  As of March 31, 2016, we had approximately 1,962,198 shares of common stock available for future grants under the EIP.

We also have a 2015 Employee Stock Purchase Plan (“ESPP”). ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  Our board of directors approves the ESPP offerings. Each offering need not be identical, but may not exceed 27 months and may specify one or more shorter purchase periods within the offering.  Pursuant to the terms of the ESPP, the share reserve increased by 272,399 shares in January 2016. As of March 31, 2016, 605,732 shares of common stock were available for issuance under the ESPP.

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Options	$1,199	$530
Vesting of restricted stock awards	—	46
Restricted stock units	481	—
Employee stock purchase plan	555	—
Employee sale of securities to investors	—	5,353
Total stock-based compensation	$2,235	$5,929

	Three Months Ended March 31,
	2016	2015
Subscription and support cost of revenue	$94	$24
Professional services and other cost of revenue	99	24
Sales and marketing	655	181
Research and development	785	240
General and administrative	602	5,460
Total stock-based compensation	$2,235	$5,929

Stock Options

The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. A summary of information related to stock option activity during the three months ended March 31, 2016 is as follows (in thousands, except share and per share data):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at December 31, 2015	4,101	$6.58	8.3	$58,417
Granted	232	13.79
Exercised	(93)	1.36
Forfeited or cancelled	(57)	8.27
Outstanding at March 31, 2016	4,183	7.07	8.2	45,482
Vested and expected to vest—March 31, 2016	3,625	6.76	8.1	40,534
Exercisable at March 31, 2016	1,821	3.06	7.2	27,093

As of March 31, 2016 and December 31, 2015, we had $23,300,000 and $9,721,000, respectively, of unrecognized stock-based compensation costs related to non-vested option awards that are expected to be recognized over a weighted average period of 3.4 years and 3.0 years, respectively.

As of March 31, 2016 and December 31, 2015, we had $354,000 and $919,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the remaining term of the initial offering period through May 31, 2016.

Restricted Stock Units

The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees. A summary of information related to RSU activity during the three months ended March 31, 2016 is as follows (in thousands, except per share amounts):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at December 31, 2015	196	$18.42
Granted	841	16.28
Vested	—	—
Cancelled	(6)	19.41
Unvested and outstanding at March 31, 2016	1,031	16.67

7. Income Taxes

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not expect our gross unrecognized tax benefits to change significantly in the next 12 months.

8. Fair Value of Financial Instruments

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2016 and the year ended December 31, 2015. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016, were as follows (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$58,232	$—	$—	$58,232
Liabilities:
Common stock warrant liability	$—	$—	$25	$25

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, were as follows (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$69,845	$—	$—	$69,845
Corporate debt securities	—	325	—	325
Total assets	$69,845	$325	$—	$70,170
Liabilities:
Common stock warrant liability	$—	$—	$331	$331

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

The carrying amount of our cash, receivables and payables approximates fair value because of the short-term nature of these items.

The following table sets forth a summary of the changes in the estimated fair value of the warrant liability. Changes in the fair value are recognized in the change in fair value of warrant liability line item on the consolidated statements of operations. The following balance is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Common Stock
Warrant
Liability
Balance at January 1, 2016	$331
Recognized gain	(62)
Exercise of warrant	(244)
Balance at March 31, 2016	$25

In November 2012, we issued a warrant to purchase 70,000 shares of common stock to our lender in connection with our line of credit. The warrant was fully exercisable and had a ten-year term with an exercise price of $0.99 per share.  In April 2014, we issued our lender an additional warrant to purchase up to 33,332 shares of common stock in connection with an amendment of our line of credit at an exercise price of $4.47 per share. 16,666 of these shares were exercisable without a contingency. The additional 16,666 shares (the “contingent common stock warrant”) may become exercisable if our aggregate outstanding balance of the credit facility exceeds $7,500,000. We anticipate the probability that the contingent common stock warrant becomes exercisable is 10%. On February 2, 2016, warrants for 86,666 shares were exercised.  At the lender’s request, we withheld 8,260 shares to cover the warrant exercise costs and we issued 78,406 shares.  In connection with the exercise of the warrant, the warrant liability was marked to market as of the settlement date. As a result of the exercise, a portion of the warrant liability equal to $244,000 was reversed and recorded as additional paid-in capital.  The remaining contingent common stock warrant to purchase 16,666 shares had an estimated common stock warrant liability balance of $25,000 at March 31, 2016.  The contingent common stock warrant expires November 12, 2018.

The fair values of these outstanding warrants are measured using an option pricing model and probability weighted expected return model. Inputs used to determine estimated fair value include the estimated fair value of the underlying common stock at the valuation measurement date, the estimated time to exit, risk- free interest rates, expected dividends, probability of contingent event, and estimated volatility. In addition to the above, significant inputs to the common stock warrant also includes the estimated likelihood of the exercise contingency being met. Estimated volatility is based on the volatility of a peer group. We monitor the historical volatility of peer group companies on a quarterly basis and adjust the estimated volatility when significant changes in the peer group volatilities occur. Generally, increases (decreases) in the fair value of the underlying common stock would result in a directionally similar impact to the fair value measurement.

9. Commitments and Contingencies

Litigation

We are involved in legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on our financial position, results of operations, or liquidity.

Lease Commitments

We lease office space under non-cancelable operating leases that contain rent escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements.

Rent expense under operating leases for the three months ended March 31, 2016 and 2015 was $1,130,000 and $894,000, respectively.

10. Subsequent Events

On April 27, 2016, the board of directors resolved to retire 1,128,472 shares that were held as treasury stock at March 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

As of March 31, 2016, we have grown to serve more than 2,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 40 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2015, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at March 31, 2016 and March 31, 2015. For the three months ended March 31, 2016 and March 31, 2015, our revenue was $23.3 million and $14.6 million, respectively, representing year-over-year growth of 59%. For the three months ended March 31, 2016 and March 31, 2015, our net losses were $13.7 million and $17.3 million, respectively.

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

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. During the three months ended March 31, 2016 and March 31, 2015, 7% and 6% of our revenue was derived from outside the United States, respectively. Our international operations are relatively new and we have limited experience operating in international markets, which increases the risk that our international expansion efforts may not be successful.

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

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of March 31, 2016 and 2015.

Focus on Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment and intangible assets, net of proceeds from disposals of property and equipment. We consider free cash flow to be an important measure that we are focused on to run our business. While our free cash flow is expected to be largely negative in the near future, we manage our business to it by employing a conservative operating philosophy in terms of the use of cash. We have raised approximately $165 million in cash to capitalize our business since inception. For more information about free cash flow, see the section titled “Non-GAAP Financial Measures.”

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

Income Tax Expense

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and changes in tax laws. Income tax expense consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenue:
Subscription and support	$20,577	$12,601
Professional services and other	2,722	2,024
Total revenue	23,299	14,625
Cost of revenue:
Subscription and support(1)	5,437	3,676
Professional services and other(1)	1,912	1,235
Total cost of revenue	7,349	4,911
Gross profit	15,950	9,714
Operating expenses:
Sales and marketing(1)	16,163	11,081
Research and development(1)(3)	7,805	5,271
General and administrative(1)(2)	5,736	10,046
Total operating expenses	29,704	26,398
Loss from operations	(13,754)	(16,684)
Other income (expense):
Interest income	71	3
Interest expense	(11)	(22)
Change in fair value of warrant liability	62	(488)
Other expense, net	(75)	(119)
Total other income (expense), net	47	(626)
Loss before income taxes	(13,707)	(17,310)
Income tax expense	(32)	—
Net loss	$(13,739)	$(17,310)

(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenue:
Subscription and support	$94	$24
Professional services and other	99	24
Sales and marketing	655	181
Research and development	785	240
General and administrative	602	5,460
Total stock-based compensation	$2,235	$5,929

(2)	Includes payroll tax expense on secondary stock purchase transactions as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenue:
Subscription and support	$—	$—
Professional services and other	—	—
Sales and marketing	—	—
Research and development	—	—
General and administrative	—	1,327
Total payroll tax expense	$—	$1,327

(3)	Includes amortization of acquisition-related intangibles as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenue:
Subscription and support	$—	$—
Professional services and other	—	—
Sales and marketing	—	—
Research and development	2	2
General and administrative	—	—
Total amortization of acquisition-related intangibles	$2	$2

	Three Months Ended March 31,
	2016	2015
	(as a percentage of total revenue)
Revenue:
Subscription and support	88%	86%
Professional services and other	12	14
Total revenue	100	100
Cost of revenue:
Subscription and support	23	25
Professional services and other	9	8
Total cost of revenue	32	33
Gross profit	68	67
Operating expenses:
Sales and marketing	69	76
Research and development	33	36
General and administrative	25	69
Total operating expenses	127	181
Loss from operations	(59)	(114)
Other income (expense):
Interest income	0	0
Interest expense	(0)	(0)
Change in fair value of warrant liability	0	(3)
Other income (expense), net	(0)	(1)
Total other expense, net	0	(4)
Loss before income taxes	(59)	(118)
Income tax expense	(0)	—
Net loss	(59)%	(118)%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Subscription and support	$20,577	$12,601	$7,976	63%
Professional services and other	2,722	2,024	698	34
Total revenue	$23,299	$14,625	$8,674	59

Subscription and support revenue increased $8.0 million for the three months ended March 31, 2016 primarily due to an increase in the total number of customers, which grew from approximately 1,000 as of March 31, 2015 to over 2,000 as of March 31, 2016.

Professional services and other revenue increased $0.7 million for the three months ended March 31, 2016 primarily due to the increase in new customers discussed above.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$5,437	$3,676	$1,761	48%
Professional services and other	1,912	1,235	677	55
Total cost of revenue	$7,349	$4,911	$2,438	50
Gross margin percentage:
Subscription and support revenue	74%	71%
Professional services and other	30	39
Total gross margin	68	66

Total cost of revenue increased $2.4 million for the three months ended March 31, 2016 primarily due to an increase in employee-related costs, web hosting costs and amortization of developed technology. Total gross margin increased slightly as the impact of improved leverage of our web hosting costs relative to the growth in subscription and support revenue was offset by higher costs of professional services and other revenue.

Subscription and support cost of revenue increased $1.8 million for the three months ended March 31, 2016 primarily due to an increase in employee-related costs, web hosting and third-party software license costs, amortization of developed technology and overhead allocations. Employee-related costs increased $0.7 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Web hosting and third-party software license costs increased $0.8 million due to the increase in total customers. Amortization of capitalized software development costs increased $0.2 million due to the continued development of our software platform. Allocated overhead expenses increased $0.1 million primarily due to higher rent expense and maintenance on our facilities.

Professional services and other costs of revenue increased $0.7 million for the three months ended March 31, 2016 primarily due to an increase in employee-related costs, outside contractors and overhead allocations. Employee-related costs increased $0.5 million as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings. Outside contractor costs increased $0.1 million due to an increase in seasonal demand for training and professional services. Allocated overhead expenses and other insignificant items increased $0.1 million primarily due to higher rent expense.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$16,163	$11,081	$5,082	46%

Sales and marketing expenses increased $5.1 million for the three months ended March 31, 2016 primarily due to an increase in employee-related costs, expansion of marketing programs in our international and corporate markets, travel, information technology and overhead allocations. Employee-related costs increased $4.1 million as a result of hiring of additional employees domestically and internationally to continue to grow our customer base. Marketing program costs increased $0.1 million as we continue to invest in the growth of our corporate and international markets. Travel costs increased $0.3 million as we continued to expand our sales and marketing organization. Information technology expenses increased $0.3 million as we continue to automate our internal systems. Allocated overhead expenses and other insignificant items increased $0.3 million primarily due to higher rent expense and maintenance on our facilities.

Research and Development

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$7,805	$5,271	$2,534	48%

Research and development expenses increased $2.5 million for the three months ended March 31, 2016 due to an increase in employee-related costs of $2.2 million, information technology expenses of $0.2 million and outside contractors of $0.1 million as we continue to grow our engineering organization to develop new applications and continue to develop additional features for Canvas and Bridge.

General and Administrative

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$5,736	$10,046	$(4,310)	-43%

General and administrative expenses decreased $4.3 million for the three months ended March 31, 2016 primarily due to the decrease in stock-based compensation resulting from the expense associated with the purchase, by an investor, of common stock from current and former employees at a premium over fair value that occurred during the three months ended March 31, 2015. This $6.2 million decrease in stock-based compensation and related payroll tax expense was partially offset by an increase in salary, wages and payroll related costs of $1.0 million as a result of increased head count in order to support our company growth. The decrease was further offset by an increase in third-party services, information technology and overhead allocations. Third-party services increased $0.5 million primarily due to legal and administrative costs relating to our international expansion. Information technology expenses increased $0.2 million as we continued to automate our internal systems, and allocated overhead expenses increased by $0.2 million due to higher rent expense and maintenance on our facilities

Other Income (Expense)

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Other Income (expense), net	$47	$(626)	$673	-108%

Other income (expense), net includes interest income and expense, the change in fair value of warrant liability and the impact of foreign currency transaction gains and losses. Other expense decreased $0.7 million for the three months ended March 31, 2016 as the change in fair value of warrant liability decreased by $0.5 million due to the exercise of the majority of the common stock warrants in February 2016, as well as a drop in the fair value of the warrant liability due to the decrease in the fair market value of our stock used in the mark-to-market calculation, which resulted in a net gain for the period. This gain was further increased by $0.2 million due to an increase in interest income, net foreign currency transaction gains and other insignificant items.

Liquidity and Capital Resources

As of March 31, 2016, we had $69.7 million of cash and cash equivalents. We believe our cash and cash equivalents, cash flows from operations and available borrowings under our credit facility will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2015, we entered into an amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank. The agreement provides for up to $15.0 million in revolving borrowings (subject to increase to $25.0 million in the lender’s sole discretion). Availability is subject to a formula based on our monthly recurring revenue. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2017, at which time the principal amount of all outstanding advances becomes due and payable. We are obligated to pay a fee equal to 0.25% per year, payable quarterly in respect of any unused borrowing capacity under the credit facility. As of March 31, 2016, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted Silicon Valley Bank (“SVB”) a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions and dividends to stockholders. The agreement also includes a financial covenant requiring the achievement of minimum bookings on a trailing three month basis, tested monthly. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of March 31, 2016, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(18,850)	$(13,915)
Net cash used in investing activities	(2,086)	(418)
Net cash provided by financing activities	123	241

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

Net cash used in operating activities during the three months ended March 31, 2016 was $18.9 million, which primarily reflected our net loss of $13.7 million, offset by non-cash expenses that included $2.2 million of stock-based compensation and $1.0 million of depreciation and amortization. Working capital uses of cash included a net decrease of $8.9 million in deferred revenue and accounts receivable due to the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year; offset by a $0.5 million increase in accounts payable and accrued liabilities.

Net cash used in operating activities during the three months ended March 31, 2015 primarily reflected our net loss of $17.3 million, offset by non-cash expenses that included $6.0 million of stock-based compensation, $0.6 million of depreciation and amortization, $0.5 million in change in fair value of warrant liability. Working capital uses of cash included a net decrease of $3.7 million in deferred revenue and accounts receivable due to the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year.

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

Net cash used in investing activities during the three months ended March 31, 2016 was $2.1 million, consisting primarily of $2.4 million of purchased property and equipment and software licenses classified within intangible assets. These uses were offset by $0.3 million of cash maturities from our marketable securities.

Net cash used in investing activities during the three months ended March 31, 2015 was $0.4 million, consisting primarily of $0.9 million of purchased property and equipment and capitalized software development costs, offset by $0.5 million of cash maturities from our marketable securities.

Financing Activities

Our financing activities have consisted primarily of issuances of capital stock to fund our operations and, to a lesser extent, proceeds from the exercises of warrants and options. Cash flows used in financing activities consisted primarily of the repayment of capital leases.

Net cash provided by financing activities for the three months ended March 31, 2016 was $0.1 million and consisted of proceeds received from the exercise of stock options.

Net cash provided by financing activities for the three months ended March 31, 2015 was $0.2 million and consisted of $0.2 million of proceeds received from warrant exercises and $0.1 million of proceeds received from the exercise of stock options, offset by $0.1 million used to repay capital leases.

Contractual Obligations and Commitments

As of March 31, 2016, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 19, 2016.

As of March 31, 2016, we have no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Through March 31, 2016, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. The standard will be effective for the Company beginning in its first quarter of 2017. The Company is currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.

In February 2016, the issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of fiscal 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Prior periods in our consolidated financial statements were not retrospectively adjusted.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement.  This guidance simplifies entities’ processes as it provides criteria to determine whether cloud computing arrangements contain a software license and should be account for as internal-use-software under ASC 350-40.  We elected to prospectively adopt the accounting standard in the beginning of our first quarter of fiscal 2016.  Prior periods in our consolidated financial statements were not retrospectively adjusted. Starting in our first quarter of fiscal 2016, if an arrangement included a software license, as defined by this ASU, then we accounted for the software license element of the arrangement in the intangible assets, net line item of the consolidated balance sheets rather than recording the amount in property and equipment, net.  Implementation costs associated with software licenses were expensed as incurred.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. In July 2015, the FASB decided to defer by one year the effective dates of its new revenue recognition standard for public and nonpublic entities. As a result, this guidance will be effective for public companies for interim and annual periods beginning on or after December 15, 2017. Public entities would be permitted to adopt the standard as early as the original public entity effective date; early adoption prior to that date would not be permitted. Once effective, entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach. We have not yet selected a transition method and are currently assessing the potential impact that this standard will have on our consolidated financial statements.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We regularly review the measures set forth below as we evaluate our business.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Other Financial Data:
Non-GAAP operating loss (1)	(11,517)	(9,426)
Free cash flow (2)	(21,261)	(14,833)

(1)	We define non-GAAP operating loss as operating loss before stock-based compensation, payroll tax expense on secondary stock purchase transactions and amortization of acquisition-related intangibles.
(2)

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment and intangible assets, net of proceeds from disposals of property and equipment.

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

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Loss from operations	$(13,754)	$(16,684)
Stock-based compensation	2,235	5,929
Payroll tax expense on secondary stock purchase transactions	—	1,327
Amortization of acquisition related intangibles	2	2
Non-GAAP operating loss	$(11,517)	$(9,426)

The following table provides a reconciliation of net cash used in operating activities to free cash flow:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(18,850)	$(13,915)
Less: purchases of property and equipment and intangible assets	2,419	927
Plus: proceeds from disposals of property and equipment	8	9
Free cash flow	$(21,261)	$(14,833)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2016 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.

Risks Related to Our Business and Industry

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.*

We have incurred net losses of $53.0 million, $41.4 million and $22.5 million in 2015, 2014 and 2013, respectively, and $13.7 million and $17.3 million in the three months ended March 31, 2016 and 2015, respectively. We had an accumulated deficit of $156.6 million at March 31, 2016. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

Our quarterly operating results have fluctuated in the past and we expect them to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Quarterly Report on Form 10-Q, factors that may affect our quarterly operating results include:

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

Our growth strategy involves the further expansion of our operations and customer base internationally. For the three months ended March 31, 2016, 7% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. Our current international operations and future initiatives will involve a variety of risks, including:

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

If we fail to manage our growth effectively or our business does not grow as we expect, our operating results may suffer.*

Our employee base and operations have grown substantially in a relatively short period of time. Our full-time employee base grew from 563 employees as of March 31, 2015 to 812 employees as of March 31, 2016. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

We utilize third-party data center hosting facilities operated by AWS, located in various sites within the states of Virginia and Oregon. For international customers, we utilize third-party data center hosting facilities operated by AWS located in Dublin, Ireland, Frankfurt, Germany, Sydney, Australia and Singapore.

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

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of PII by U.S. companies doing business in the EU from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. In light of the ECJ opinion in Case C-362/14, we anticipate engaging in efforts to legitimize data transfers from the European Economic Area. We may be unsuccessful in establishing legitimate means of transferring data from the European Economic Area, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. On February 2, 2016, the U.S. and the EU announced a new “Privacy Shield” agreement to replace the U.S.-EU Safe Harbor Framework.   It is difficult to predict whether this new agreement will provide an appropriate means for us to legitimize data transfers from the European Economic Area to the U.S. and we plan to evaluate the “Privacy Shield” program to determine whether it is appropriate for our data transfers.  We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.

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

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in November 2015, at a price of $16.00 per share, our common stock’s daily closing price on the New York Stock Exchange has ranged from $13.79 to $22.64 through May 4, 2016. The trading prices of the securities of technology companies, including providers of cloud-based software, have been highly volatile. As a result of this volatility, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Future sales of shares by stockholders could cause our stock price to decline.*

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

As of March 31, 2016, we had options outstanding that, if fully exercised, would result in the issuance of 4,183,474 shares of common stock. In addition, as of March 31 2016, there were 1,962,199 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 605,732 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Moreover, as of March 31, 2016, the holders of an aggregate of up to approximately 18.8 million shares of common stock have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Based upon shares outstanding as of March 31, 2016, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 71.9% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Securities

On February 2, 2016, we issued 66,019 and 12,387 shares of common stock at an exercise price of $0.99 and $4.47 per share, respectively, in connection with the exercise of common stock warrants, held by our lender. The number of shares issued upon the exercise of these warrants was reduced by an aggregate of 8,260 shares to effect the net exercise of the warrants in accordance with their terms. In issuing the above-mentioned shares, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Use of Proceeds from our Initial Public Offering of Common Stock

On November 12, 2015, our registration statement on Form S-1 (No. 333-207349) was declared effective for our IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 13, 2015. As of March 31, 2016, we have used $5.6 million of the net IPO proceeds to fund our operations.  As of March 31, 2016, no portion of the net IPO proceeds have been paid directly or indirectly by us to any of our directors or officers (or their associates) or persons owning ten percent or more of our equity securities, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Instructure, Inc.

Date: May 6, 2016	By:	/s/ Steven B. Kaminsky
Steven B. Kaminsky
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	001-37629	3.1	November 18, 2015

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-207349	3.4	October 9, 2015

4.1	Form of Common Stock Certificate.	S-1	333-207349	4.1	November 2, 2015

10.1	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the 2015 Equity Incentive Plan.					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*

Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.