Form 10-Q
period 2016-06-30
INSTRUCTURE INC
filed 2016-08-03
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2016, there were 27,985,977 shares of the registrant’s common stock outstanding.

Instructure, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2016

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,027	$90,471
Short-term marketable securities	—	325
Accounts receivable—net of allowance of $199 and $225 at June 30, 2016 and December 31, 2015, respectively	41,327	9,523
Prepaid expenses	4,983	5,010
Other current assets	583	614
Total current assets	108,920	105,943
Property and equipment, net	13,242	11,732
Goodwill	989	989
Intangible assets, net	576	444
Noncurrent prepaid expenses	785	749
Other assets	1,069	1,203
Total assets	$125,581	$121,060
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,816	$3,912
Accrued liabilities	10,428	8,852
Deferred rent	658	541
Deferred revenue	72,983	49,384
Total current liabilities	87,885	62,689
Deferred revenue, net of current portion	3,136	2,941
Deferred rent, net of current portion	8,721	9,078
Warrant liability	25	331
Other long-term liabilities	65	402
Total liabilities	99,832	75,441
Stockholders’ equity:
Common stock	3	4
Treasury stock	—	(1)
Additional paid-in capital	196,976	188,517
Accumulated other comprehensive income	—	—
Accumulated deficit	(171,230)	(142,901)
Total stockholders’ equity	25,749	45,619
Total liabilities and stockholders’ equity	$125,581	$121,060

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Subscription and support	$22,416	$13,347	$42,993	$25,948
Professional services and other	3,474	2,530	6,196	4,554
Total revenue	25,890	15,877	49,189	30,502
Cost of revenue:
Subscription and support	5,586	3,937	11,023	7,613
Professional services and other	2,049	1,595	3,961	2,830
Total cost of revenue	7,635	5,532	14,984	10,443
Gross profit	18,255	10,345	34,205	20,059
Operating expenses:
Sales and marketing	18,038	14,050	34,201	25,131
Research and development	8,730	5,645	16,535	10,916
General and administrative	6,003	3,923	11,739	13,969
Total operating expenses	32,771	23,618	62,475	50,016
Loss from operations	(14,516)	(13,273)	(28,270)	(29,957)
Other income (expense):
Interest income	61	4	132	7
Interest expense	(12)	(22)	(23)	(44)
Change in fair value of warrant liability	—	(39)	62	(527)
Other expense, net	(56)	10	(131)	(109)
Total other income (expense), net	(7)	(47)	40	(673)
Loss before income taxes	(14,523)	(13,320)	(28,230)	(30,630)
Income tax expense	(67)	(14)	(99)	(14)
Net loss	$(14,590)	$(13,334)	$(28,329)	$(30,644)
Deemed dividend to investors	—	(632)	—	(632)
Net loss attributable to common stockholders	$(14,590)	$(13,966)	$(28,329)	$(31,276)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.53)	$(2.21)	$(1.03)	$(5.00)
Weighted average common shares used in computing basic and diluted net loss per common share attributable to common stockholders	27,610	6,316	27,456	6,261

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(14,590)	$(13,334)	$(28,329)	$(30,644)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	—	—	—	(1)
Comprehensive loss	$(14,590)	$(13,334)	$(28,329)	$(30,645)

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net loss	$(28,329)	$(30,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,886	1,136
Amortization of intangible assets	164	155
Amortization of deferred financing costs	23	32
Change in fair value of warrant liability	(62)	527
Stock-based compensation	4,897	6,687
Other	(47)	111
Changes in assets and liabilities:
Accounts receivable, net	(31,978)	(20,167)
Prepaid expenses and other assets	133	(2,451)
Accounts payable and accrued liabilities	1,697	3,945
Deferred revenue	23,794	13,839
Deferred rent	(240)	379
Other liabilities	(330)	(261)
Net cash used in operating activities	(28,392)	(26,712)
Investing Activities:
Purchases of property and equipment	(3,410)	(3,139)
Purchases of intangible assets	(296)	—
Proceeds from disposal of property and equipment	18	18
Purchases of marketable securities	—	(1,153)
Maturities of marketable securities	325	500
Net cash used in investing activities	(3,363)	(3,774)
Financing Activities:
Proceeds from exercise of redeemable convertible preferred stock warrants	—	250
Proceeds from issuance of common stock from employee equity plans	3,311	111
Payments of line of credit financing costs	—	(32)
Repayment of capital lease obligations	—	(150)
Net cash provided by financing activities	3,311	179
Net decrease in cash and cash equivalents	(28,444)	(30,307)
Cash and cash equivalents, beginning of period	90,471	43,915
Cash and cash equivalents, end of period	$62,027	$13,608
Supplemental cash flow disclosure:
Cash paid for interest	$—	$11
Cash paid for taxes	$31	$44
Non-cash investing and financing activities:
Leasehold improvements	$—	$494
Capital expenditures incurred but not yet paid	$54	$642
Issuance of common stock for exercise of common stock warrant	$244	$—
Deemed dividends to investors	$—	$632
Vesting of common stock subject to repurchase	$7	$32

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

Liability for Common Stock Warrants

We account for freestanding warrants to purchase shares of our common stock that are not considered indexed to our own stock as warrant liabilities on our consolidated balance sheets. Under Accounting Standards Codification (“ASC”) 815, we record the liability-classified common stock warrants issued in conjunction with our credit facility at their estimated fair value because they are free standing and the number of shares exercisable under this warrant to purchase our common stock increases if the loan balance exceeds $7,500,000. At the end of each reporting period, changes in the estimated fair value of the warrants to purchase shares of common stock are recorded as a change in fair value of warrant liability in the consolidated statements of operations.  A portion of the warrants were exercised in February 2016 (see Note 8— Fair Value of Financial Instruments).

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. The standard will be effective for the Company beginning in its first quarter of 2017. We are currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of fiscal 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

For purposes of the diluted net loss per share calculation, options to purchase common stock, common stock warrants, and redeemable convertible preferred stock are considered to be common stock equivalents. For 2015, we applied the two-class method to calculate our basic and diluted net loss per share of common stock, as our redeemable convertible preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per common share attributable to common stockholders as we were in a loss position for all periods in 2015 and the redeemable convertible preferred stockholders do not participate in losses.

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss attributable to common stockholders	$(14,590)	$(13,966)	$(28,329)	$(31,276)
Denominator:
Weighted-average common shares outstanding—basic	27,625	6,412	27,481	6,370
Less: Weighted-average common stock subject to repurchase	(15)	(96)	(25)	(109)
Total weighted-average common shares outstanding—basic	27,610	6,316	27,456	6,261
Dilutive effect of share equivalents resulting from stock options, unvested restricted stock awards, common stock warrants, common stock subject to repurchase and redeemable convertible preferred stock (as converted)	—	—	—	—
Weighted-average common shares outstanding-diluted	27,610	6,316	27,456	6,261
Net loss per common share, basic and diluted	$(0.53)	$(2.21)	$(1.03)	$(5.00)

For all periods presented, we incurred net losses and, therefore, the effect of our outstanding stock options, unvested restricted stock, restricted stock units, common stock warrants, common stock subject to repurchase and redeemable convertible preferred stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	As of June 30,
	2016	2015
Options to purchase common stock	3,556	3,645
Common stock warrants	17	103
Common stock subject to repurchase	9	85
Redeemable convertible preferred stock (as converted)	—	14,977
Unvested restricted stock awards	—	44
Restricted stock units	952	—
Total	4,534	18,854

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Computer and office equipment	$3,160	$2,717
Purchased software	1,037	1,074
Capitalized software development costs	4,736	3,460
Furniture and fixtures	2,358	1,890
Leasehold improvements and other	9,276	8,096
Total property and equipment	20,567	17,237
Less accumulated depreciation and amortization	(7,325)	(5,505)
Total	$13,242	$11,732

Accumulated amortization for capitalized software development costs was $1,565,000 and $987,000 at June 30, 2016 and December 31, 2015, respectively. Amortization expense for capitalized software development costs was $303,000 and $147,000 for the three months ended June 30, 2016 and 2015, respectively and $578,000 and $265,000 for the six months ended June 30, 2016 and 2015, respectively. Amortization expense for capitalized software development costs is recorded within cost of revenue on the consolidated statements of operations.

4. Goodwill and Intangible Assets

Goodwill was $989,000 as of June 30, 2016 and December 31, 2015.

Intangible assets consisted of the following (in thousands):

	Average Remaining	June 30,	December 31,
	Useful Life	2016	2015
Domain names	20 Months	$1,268	$1,268
Tradenames and trademarks	10 Months	109	109
Non-compete agreements	9 Months	26	26
Software	33 Months	296	—
Accumulated amortization		(1,123)	(959)
Total		$576	$444

Amortization expense for intangible assets was $86,000 and $77,000 for the three months ended June 30, 2016 and 2015, respectively and $164,000 and $155,000 for the six months ended June 30, 2016 and 2015, respectively.

Based on the recorded intangible assets at June 30, 2016, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2016	$222
2017	223
2018	111
2019	20
2020	—
Total	$576

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

Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$23,674	$14,933	$45,269	$28,683
Foreign	2,216	944	3,920	1,819
Total revenue	$25,890	$15,877	$49,189	$30,502
Percentage of revenue generated outside of the United States	9%	6%	8%	6%

6. Stockholders’ Equity and Stock-Based Compensation

Common Stock

As of June 30, 2016, there were 200,000,000 shares of common stock authorized and 27,971,603 shares issued and outstanding. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through June 30, 2016.

On April 27, 2016, the board of directors resolved to retire 1,128,472 shares that were previously held as treasury stock.

Employee Equity Plans

Our 2015 Equity Incentive Plan (“EIP”) serves as the successor to our 2010 Equity Incentive Plan (together with the EIP, the “Stock Plans”). Pursuant to the terms of the EIP, the share reserve increased by 1,225,795 shares in January 2016.  As of June 30, 2016, 3,324,506 options to purchase remained outstanding under the 2010 Equity Incentive Plan.  As of June 30, 2016, we had approximately 1,968,280 shares of common stock available for future grants under the EIP.

We also have a 2015 Employee Stock Purchase Plan (“ESPP”). ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  Our board of directors approves the ESPP offerings. The offerings need not be identical, but each offering may not exceed 27 months and may specify one or more shorter purchase periods within the offering.  Pursuant to the terms of the ESPP, the share reserve increased by 272,399 shares in January 2016. On May 31, 2016, 156,469 shares of common stock were purchased under the ESPP at a purchase price of $13.60 per share resulting in cash proceeds of $2,128,000. As of June 30, 2016, 449,263 shares of common stock were available for issuance under the ESPP.

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options	$937	$743	$2,136	$1,273
Vesting of restricted stock awards	—	15	—	61
Restricted stock units	1,194	—	1,675	—
Employee stock purchase plan	531	—	1,086	—
Employee sale of securities to investors	—	—	—	5,353
Total stock-based compensation	$2,662	$758	$4,897	$6,687

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Subscription and support cost of revenue	$137	$33	$231	$57
Professional services and other cost of revenue	136	34	235	58
Sales and marketing	789	241	1,444	422
Research and development	935	287	1,720	527
General and administrative	665	163	1,267	5,623
Total stock-based compensation	$2,662	$758	$4,897	$6,687

Stock Options

The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. A summary of information related to stock option activity during the six months ended June 30, 2016 is as follows (in thousands, except per share data):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at December 31, 2015	4,101	$6.58	8.3	$58,417
Granted	232	13.79
Exercised	(424)	2.77
Forfeited or cancelled	(353)	11.96
Outstanding at June 30, 2016	3,556	6.97	7.9	42,801
Vested and expected to vest—June 30, 2016	3,397	6.76	7.9	41,572
Exercisable at June 30, 2016	1,710	4.10	7.2	25,484

As of June 30, 2016 and December 31, 2015, we had $19,394,000 and $9,721,000, respectively, of unrecognized stock-based compensation costs related to non-vested awards that are expected to be recognized over a weighted average period of 3.2 years and 3.0 years, respectively.

As of June 30, 2016, we had $702,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the term of the offering period ending November 30, 2016. As of December 31, 2015, we had $919,000 of unrecognized stock-based compensation expense related to our ESPP that was recognized over the initial term of the offering period through May 31, 2016.

Restricted Stock Units

The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees. A summary of information related to RSU activity during the six months ended June 30, 2016 is as follows (in thousands, except per share amounts):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at December 31, 2015	196	$18.42
Granted	880	16.37
Vested	(73)	16.41
Cancelled	(51)	17.61
Unvested and outstanding at June 30, 2016	952	16.74

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2016 and the year ended December 31, 2015. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, were as follows (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$41,281	$—	$—	$41,281
Liabilities:
Common stock warrant liability	$—	$—	$25	$25

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, were as follows (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$69,845	$—	$—	$69,845
Corporate debt securities	—	325	—	325
Total assets	$69,845	$325	$—	$70,170
Liabilities:
Common stock warrant liability	$—	$—	$331	$331

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

The following table sets forth a summary of the changes in the estimated fair value of the warrant liability. Changes in the fair value are recognized in the change in fair value of warrant liability line item on the consolidated statements of operations. The following balance is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Common Stock
Warrant
Liability
Balance at January 1, 2016	$331
Recognized gain	(62)
Exercise of warrant	(244)
Balance at June 30, 2016	$25

In November 2012, we issued a warrant to purchase 70,000 shares of common stock to our lender in connection with our line of credit. The warrant was fully exercisable and had a ten-year term with an exercise price of $0.99 per share.  In April 2014, we issued our lender an additional warrant to purchase up to 33,332 shares of common stock in connection with an amendment of our line of credit at an exercise price of $4.47 per share. 16,666 of these shares were exercisable without a contingency. The additional 16,666 shares (the “contingent common stock warrant”) may become exercisable if our aggregate outstanding balance of the credit facility exceeds $7,500,000. We anticipate the probability that the contingent common stock warrant becomes exercisable is 10%. On February 2, 2016, warrants for 86,666 shares were exercised.  At the lender’s request, we withheld 8,260 shares to cover the warrant exercise costs and we issued 78,406 shares.  In connection with the exercise of the warrant, the warrant liability was marked to market as of the settlement date. As a result of the exercise, a portion of the warrant liability equal to $244,000 was reversed and recorded as additional paid-in capital.  The remaining contingent common stock warrant to purchase 16,666 shares had an estimated common stock warrant liability balance of $25,000 at June 30, 2016.  The contingent common stock warrant expires November 12, 2018.

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

Rent expense under operating leases was $1,104,000 and $854,000 for the three months ended June 30, 2016 and 2015, respectively, and $2,234,000 and $1,748,000 for the six months ended June 30, 2016 and 2015, respectively.

10. Subsequent Events

In July 2016, we granted 145,435 RSUs. Total unrecognized stock-based compensation costs, net of estimated forfeitures, was $2,810,000, which is expected to be recognized over a weighted-average period of approximately 3.6 years.

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

We were founded in 2008, and in 2011, we launched Canvas, with the goal to make teaching and learning easier. Initially, we focused on the U.S. higher education market, targeting colleges and universities. In 2012, we expanded our focus to include the K-12 market in the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. To date, a substantial majority of our revenue has been derived from our sales of Canvas to the U.S. education market. While our initial efforts were focused on the education market, we discovered that companies also needed a cloud-based learning management platform to enable them to better train their employees. Our initial corporate customers licensed Canvas for this purpose. In February 2015, we launched Bridge to enable companies to further realize the benefits of our cloud-based platform with an application specifically designed to address their needs.

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

As of June 30, 2016, we have grown to serve more than 2,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 40 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2015 and the six months ended June 30, 2016, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at June 30, 2016 and 2015. Our revenue was $25.9 million and $15.9 million for the three months ended June 30, 2016 and 2015, respectively, representing year-over-year growth of 63%, and $49.2 million and $30.5 million for the six months ended June 30 2016 and 2015, respectively, representing year-over-year growth of 61%. Our net losses were $14.6 million and $13.3 million for the three months ended June 30, 2016 and 2015, respectively, and $28.3 and $30.6 for the six months ended June 30, 2016 and 2015, respectively.

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

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. During the three months ended June 30, 2016 and 2015, 9% and 6% of our revenue was derived from outside the United States, respectively. During the six months ended June 30, 2016 and 2015, 8% and 6% of our revenue was derived from outside the United States, respectively. Our international operations are relatively new and we have limited experience operating in international markets, which increases the risk that our international expansion efforts may not be successful.

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

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of June 30, 2016 and 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue:
Subscription and support	$22,416	$13,347	$42,993	$25,948
Professional services and other	3,474	2,530	6,196	4,554
Total revenue	25,890	15,877	49,189	30,502
Cost of revenue:
Subscription and support(1)	5,586	3,937	11,023	7,613
Professional services and other(1)	2,049	1,595	3,961	2,830
Total cost of revenue	7,635	5,532	14,984	10,443
Gross profit	18,255	10,345	34,205	20,059
Operating expenses:
Sales and marketing(1)	18,038	14,050	34,201	25,131
Research and development(1)(3)	8,730	5,645	16,535	10,916
General and administrative(1)(2)	6,003	3,923	11,739	13,969
Total operating expenses	32,771	23,618	62,475	50,016
Loss from operations	(14,516)	(13,273)	(28,270)	(29,957)
Other income (expense):
Interest income	61	4	132	7
Interest expense	(12)	(22)	(23)	(44)
Change in fair value of warrant liability	—	(39)	62	(527)
Other expense, net	(56)	10	(131)	(109)
Total other income (expense), net	(7)	(47)	40	(673)
Loss before income taxes	(14,523)	(13,320)	(28,230)	(30,630)
Income tax expense	(67)	(14)	(99)	(14)
Net loss	$(14,590)	$(13,334)	$(28,329)	$(30,644)

(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue:
Subscription and support	$137	$33	$231	$57
Professional services and other	136	34	235	58
Sales and marketing	789	241	1,444	422
Research and development	935	287	1,720	527
General and administrative	665	163	1,267	5,623
Total stock-based compensation	$2,662	$758	$4,897	$6,687

(2)	Includes payroll tax expense on secondary stock purchase transactions or the reversal of such expense due to the reduction of the estimated liability as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue:
Subscription and support	$—	$—	$—	$—
Professional services and other	—	—	—	—
Sales and marketing	(57)	—	(57)	—
Research and development	(57)	—	(57)	—
General and administrative	(103)	—	(103)	1,327
Total payroll tax expense	$(217)	$—	$(217)	$1,327

(3)	Includes amortization of acquisition-related intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue:
Subscription and support	$—	$—	$—	$—
Professional services and other	—	—	—	—
Sales and marketing	—	—	—	—
Research and development	2	2	4	4
General and administrative	—	—	-
Total amortization of acquisition-related intangibles	$2	$2	$4	$4

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(as a percentage of total revenue)
Revenue:
Subscription and support	87%	84%	87%	85%
Professional services and other	13	16	13	15
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	22	25	22	25
Professional services and other	8	10	8	9
Total cost of revenue	30	35	30	34
Gross profit	70	65	70	66
Operating expenses:
Sales and marketing	70	88	70	82
Research and development	34	36	34	36
General and administrative	23	25	24	46
Total operating expenses	127	149	128	164
Loss from operations	(57)	(84)	(58)	(98)
Other income (expense):
Interest income	0	0	0	0
Interest expense	(0)	(0)	(0)	(0)
Change in fair value of warrant liability	—	(0)	0	(2)
Other income (expense), net	(0)	0	(0)	(0)
Total other expense, net	(0)	(0)	0	(2)
Loss before income taxes	(57)	(84)	(58)	(100)
Income tax expense	(0)	(0)	(0)	(0)
Net loss	(57)%	(84)%	(58)%	(100)%

Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Subscription and support	$22,416	$13,347	$9,069	68%	$42,993	$25,948	$17,045	66%
Professional services and other	3,474	2,530	944	37	6,196	4,554	1,642	36
Total revenue	$25,890	$15,877	$10,013	63	$49,189	$30,502	$18,687	61

Three month and six month change

Subscription and support revenue increased $9.1 million and $17.0 million for the three months and six months ended June 30, 2016, respectively, primarily due to an increase in the total number of customers, which grew from approximately 1,400 as of June 30, 2015 to over 2,000 as of June 30, 2016, upsells from existing customers and contract price escalations.

Professional services and other revenue increased $0.9 million and $1.6 million for the three months and six months ended June 30, 2016, respectively, primarily due to the increase in new customers discussed above and an increase in the completion rate of training.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$5,586	$3,937	$1,649	42%	$11,023	$7,613	$3,410	45%
Professional services and other	2,049	1,595	454	28	3,961	2,830	1,131	40
Total cost of revenue	$7,635	$5,532	$2,103	38	$14,984	$10,443	$4,541	43
Gross margin percentage:
Subscription and support revenue	75%	71%			74%	71%
Professional services and other	41	37			36	38
Total gross margin	71	65			70	66

Three month change

Total cost of revenue increased $2.1 million for the three months ended June 30, 2016 primarily due to an increase in employee-related costs, web hosting costs and amortization of developed technology. Total gross margin increased due to the impact of improved leverage of our web hosting costs relative to the growth in subscription and support revenue.

Subscription and support cost of revenue increased $1.6 million for the three months ended June 30, 2016 primarily due to an increase in web hosting costs, employee-related costs, amortization of developed technology and overhead allocations. Web hosting costs increased $0.7 million due to the increase in total customers. Employee-related costs increased $0.6 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $0.2 million due to the continued development of our software platform. Allocated overhead expenses increased $0.1 million primarily due to higher rent expense and maintenance on our facilities.

Professional services and other costs of revenue increased $0.5 million for the three months ended June 30, 2016 primarily due to an increase in employee-related costs and overhead allocations. Employee-related costs increased $0.4 million as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses and other insignificant items increased $0.1 million primarily due to higher rent expense.

Six month change

Total cost of revenue increased $4.5 million for the six months ended June 30, 2016 primarily due to an increase in employee-related costs, web hosting costs and amortization of developed technology. Total gross margin increased due to the impact of improved leverage of our web hosting costs relative to the growth in subscription and support revenue.

Subscription and support cost of revenue increased $3.4 million for the six months ended June 30, 2016 primarily due to an increase in web hosting costs, employee-related costs, amortization of developed technology and overhead allocations. Web hosting costs and third-party license costs increased $1.5 million due to the increase in total customers. Employee-related costs increased $1.3 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $0.3 million due to the continued development of our software platform. Allocated overhead expenses and other insignificant items increased $0.3 million primarily due to higher rent expense and maintenance on our facilities.

Professional services and other costs of revenue increased $1.1 million for the six months ended June 30, 2016 primarily due to an increase in employee-related costs and overhead allocations. Employee-related costs increased $1.0 million as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased $0.1 million primarily due to higher rent expense and maintenance on our facilities.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$18,038	$14,050	$3,988	28%	$34,201	$25,131	$9,070	36%

Three month change

Sales and marketing expenses increased $4.0 million for the three months ended June 30, 2016 primarily due to an increase in employee-related costs and overhead allocations. Employee-related costs increased $3.7 million as a result of hiring of additional employees domestically and internationally to continue to grow our customer base. Allocated overhead expenses and other insignificant items increased $0.3 million primarily due to higher rent expense and maintenance on our facilities.

Six month change

Sales and marketing expenses increased $9.1 million for the six months ended June 30, 2016 primarily due to an increase in employee-related costs, travel, information technology and overhead allocations. Employee-related costs increased $7.7 million as a result of hiring of additional employees domestically and internationally to continue to grow our customer base. Travel costs increased $0.5 million as we continue to expand our sales and marketing organization. Information technology expenses increased $0.4 million as we continue to automate our internal systems. Allocated overhead expenses and other insignificant items increased $0.5 million primarily due to higher rent expense and maintenance on our facilities.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$8,730	$5,645	$3,085	55%	$16,535	$10,916	$5,619	51%

Three month change

Research and development expenses increased $3.1 million for the three months ended June 30, 2016 due to an increase in employee-related costs of $2.7 million, information technology expenses of $0.2 million, outside contractors of $0.1 million, and $0.1 million for other insignificant items as we continue to grow our engineering organization to develop new applications and continue to develop additional features for Canvas and Bridge.

Six month change

Research and development expenses increased $5.6 million for the six months ended June 30, 2016 primarily due to an increase in employee-related costs, information technology, outside contractors and overhead allocations. Employee-related costs increased $4.9 million, information technology expenses increased $0.2 million and outside contractors increased $0.2 million as we continue to grow our engineering organization to develop new applications and continue to develop additional features for Canvas and Bridge. Allocated overhead expenses increased $0.3 million primarily due to higher rent expense and maintenance on our facilities.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$6,003	$3,923	$2,080	53%	$11,739	$13,969	$(2,230)	-16%

Three month change

General and administrative expenses increased $2.1 million for the three months ended June 30, 2016 primarily due to an increase in employee-related costs, information technology, third-party services, and overhead allocations. Employee-related costs increased $1.3 million as a result of recruiting and hiring additional employees to support our company growth. Information technology expenses increased $0.4 million as we continued to automate our internal systems. Third-party services increased $0.2 million due to tax and legal costs relating to our international expansion. Allocated overhead expenses increased $0.2 million primarily due to increased business insurance and depreciation of capital equipment.

Six month change

General and administrative expenses decreased $2.2 million for the six months ended June 30, 2016 primarily due to the decrease in stock-based compensation resulting from the expense associated with the purchase, by an investor, of common stock from current and former employees at a premium over fair value that occurred during the six months ended June 30, 2015. This $5.1 million decrease in stock-based compensation and related payroll tax expense was partially offset by an increase in salary, wages and payroll related costs of $1.3 million as a result of increased headcount in order to support our company growth. The decrease was further offset by an increase in third-party services, information technology and overhead allocations. Third-party services increased $0.7 million primarily due to legal and administrative costs relating to our international expansion. Information technology expenses increased $0.4 million as we continued to automate our internal systems, and allocated overhead expenses increased by $0.5 million primarily due to increased business insurance, higher rent expense and depreciation of capital equipment.

Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Other Income (expense), net	$(7)	$(47)	$40	-85%	$40	$(673)	$713	-106%

Three month change

Other income (expense), net includes interest income and expense, the change in fair value of warrant liability and the impact of foreign currency transaction gains and losses. Other (expense) income only slightly fluctuated during the three months ended June 30, 2016 primarily as a result of changes in foreign exchange rates during the period.

Six month change

Other expense decreased $0.7 million for the six months ended June 30, 2016 as the change in fair value of warrant liability decreased by $0.6 million due to the exercise of the majority of common stock warrants in February 2016, as well as a drop in the fair value of the warrant liability due to the decrease in the fair market value of our stock used in the mark-to-market calculation, which resulted in a net gain for the period. This gain was further increased by $0.1 million due to an increase in interest income.

Liquidity and Capital Resources

As of June 30, 2016, we had $62.0 million of cash and cash equivalents. We believe our cash and cash equivalents, cash flows from operations and available borrowings under our credit facility will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2015, we entered into an amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank (“SVB”). The agreement provides for up to $15.0 million in revolving borrowings (subject to increase to $25.0 million in the lender’s sole discretion). Availability is subject to a formula based on our monthly recurring revenue. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2017, at which time the principal amount of all outstanding advances becomes due and payable. We are obligated to pay a fee equal to 0.25% per year, payable quarterly in respect of any unused borrowing capacity under the credit facility. As of June 30, 2016, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions and dividends to stockholders. The agreement also includes a financial covenant requiring the achievement of minimum bookings on a trailing three month basis, tested monthly. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of June 30, 2016, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(28,392)	$(26,712)
Net cash used in investing activities	(3,363)	(3,774)
Net cash provided by financing activities	3,311	179

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

Operating Activities

Net cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, change in fair value of warrant liability, depreciation and amortization and other non-cash charges, net. We expect that we will continue to use cash in operating activities as we continue to invest in and grow our business.

Net cash used in operating activities during the six months ended June 30, 2016 was $28.4 million, which primarily reflected our net loss of $28.3 million, offset by non-cash expenses that included $4.9 million of stock-based compensation and $2.1 million of depreciation and amortization. Working capital uses of cash included a net decrease of $8.2 million due to the increase in deferred revenue and accounts receivable due to the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year, and $0.6 million due to the decrease in deferred rent and other liabilities; offset by a $1.7 million increase in accounts payable and accrued liabilities.

Net cash used in operating activities during the six months ended June 30, 2015 primarily reflected our net loss of $30.6 million, offset by non-cash expenses that included $6.7 million of stock-based compensation, $1.3 million of depreciation and amortization, and $0.5 million in change in fair value of warrant liability. Working capital uses of cash included a net decrease of $6.3 million in deferred revenue and accounts receivable due to the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year, and a $2.5 million increase in prepaid expenses.  These uses of cash were offset by a $3.9 million increase in accounts payable and a $0.4 million adjustment to straight- line deferred rent expense.

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

Net cash used in investing activities during the six months ended June 30, 2016 was $3.4 million, consisting primarily of $3.7 million of purchased property and equipment and software licenses classified within intangible assets. These uses were offset by $0.3 million of cash maturities from our marketable securities.

Net cash used in investing activities during the six months ended June 30, 2015 was $3.8 million, consisting primarily of $3.1 million of purchased property and equipment and capitalized software development costs and $1.2 million purchase of marketable securities, offset by $0.5 million of cash maturities from our marketable securities.

Financing Activities

Our financing activities have consisted primarily of issuances of capital stock to fund our operations and, to a lesser extent, proceeds from the exercises of warrants and options. Cash flows used in financing activities consisted primarily of the repayment of capital leases.

Net cash provided by financing activities for the six months ended June 30, 2016 was $3.3 million and consisted of proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

Net cash provided by financing activities for the six months ended June 30, 2015, consisted primarily of $0.3 million of proceeds received from warrant exercises and $0.1 million proceeds received from option exercises, offset by a $0.2 million repayment of capital lease obligations.

Contractual Obligations and Commitments

As of June 30, 2016, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 19, 2016.

As of June 30, 2016, we have no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Through June 30, 2016, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. The standard will be effective for the Company beginning in its first quarter of 2017. We are currently evaluating the impact of adopting the new stock compensation standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of fiscal 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Other Financial Data:
Non-GAAP operating loss (1)	(12,069)	(12,513)	(23,586)	(21,939)
Free cash flow (2)	(10,819)	(15,000)	(32,080)	(29,833)

(1)

We define non-GAAP operating loss as operating loss before stock-based compensation, accrual and reversal of payroll tax expense on secondary stock purchase transactions and amortization of acquisition-related intangibles.

(2)

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment and intangible assets, net of proceeds from disposals of property and equipment.

We believe non-GAAP operating loss and free cash flow provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations and liquidity. We believe non-GAAP operating loss is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We consider free cash flow to be an important measure because it measures the amount of cash we generate and reflects changes in working capital. We use non-GAAP operating loss and free cash flow in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance and liquidity.

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

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Loss from operations	$(14,516)	$(13,273)	$(28,270)	$(29,957)
Stock-based compensation	2,662	758	4,897	6,687
Payroll tax expense on secondary stock purchase transactions	—	—	—	1,327
Reversal of payroll tax expense on secondary stock purchase transactions	(217)	—	(217)	—
Amortization of acquisition related intangibles	2	2	4	4
Non-GAAP operating loss	$(12,069)	$(12,513)	$(23,586)	$(21,939)

The following table provides a reconciliation of net cash used in operating activities to free cash flow, a non-GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net cash used in operating activities	$(9,542)	$(12,797)	$(28,392)	$(26,712)
Less: purchases of property and equipment and intangible assets	1,287	2,212	3,706	3,139
Plus: proceeds from disposals of property and equipment	10	9	18	18
Free cash flow	$(10,819)	$(15,000)	$(32,080)	$(29,833)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2016 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently deem to be not material also may have an adverse effect on our business, operating results or financial condition. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.

Risks Related to Our Business and Industry

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.*

We have incurred net losses of $53.0 million, $41.4 million and $22.5 million in 2015, 2014 and 2013, respectively, and $28.3 million and $30.6 million in the six months ended June 30, 2016 and 2015, respectively. We had an accumulated deficit of $171.2 million at June 30, 2016. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

We have a limited history with our subscription and pricing models and changes in our models could adversely affect our revenue, gross profit and financial position.*

We have limited experience with respect to determining the optimal prices and contract length for our learning management platform and applications, in particular with Bridge, and as a result, we have in the past and expect in the future that we will need to change our pricing model or contract length from time to time. For example, in March 2016, we raised our subscription prices for Canvas for higher education institutions. As the market for our learning management platform and applications grows, as new competitors introduce new competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. Pricing and contract length decisions may also impact the mix of adoption among our applications and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions or shorter contract duration. As a result, in the future we may be required to reduce our prices or offer shorter contract durations, which could adversely affect our revenue, gross profit and financial position.

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

We face intense competition from other software companies that develop learning management systems. Canvas primarily competes with systems offered by Blackboard, D2L and Moodle in the education market. Bridge primarily competes with systems offered by Cornerstone OnDemand, Saba Software and SumTotal Systems (owned by Skillsoft) along with dozens of small, specialized systems for specific industries to large, generalized systems provided as part of a larger human resources management suite. Competition could significantly impede our ability to sell or renew subscriptions to our learning management platform and applications on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future applications less competitive, unmarketable or obsolete. In addition, if these competitors develop applications with similar or superior functionality to our software, we may need to decrease the prices or accept less favorable terms for our subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, margins will be reduced and operating results will be negatively affected.

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

Our planned further expansion of our business outside the United States exposes us to risks associated with international operations.*

Our growth strategy involves the further expansion of our operations and customer base internationally. For the six months ended June 30, 2016, 8% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. Our current international operations and future initiatives will involve a variety of risks, including:

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

For example, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). The withdrawal of the U.K. from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. No announcement has been made by the U.K. government as to when it intends to deliver any notice of withdrawal. It is likely that the withdrawal of the U.K. from the European Union will involve a process of lengthy negotiations between the U.K and European Union member states to determine the future terms of the U.K.’s relationship with the European Union. Depending on the terms of Brexit, the U.K., where we operate our international headquarters, could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business in Europe more difficult. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our ability to conduct operations in Europe.

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

If we fail to manage our growth effectively or our business does not grow as we expect, our operating results may suffer.*

Our employee base and operations have grown substantially in a relatively short period of time. Our full-time employee base grew from 648 employees as of June 30, 2015 to 847 employees as of June 30, 2016. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

To promote our open platform philosophy, we make a substantial portion of the source code for Canvas available to the public on the “GitHub” platform for no charge, under the terms of the AGPL. An individual or entity with the appropriate technical and human resources may choose to use this open source version of Canvas to try to self-host the platform to avoid paying any fees to us. In addition, some individuals or entities may try to use the open source version of Canvas for commercial purposes and directly compete with us for customers. We are aware of a few entities that currently self-host the platform and are aware of some entities that are currently selling hosting and support services. If more customers decide to self-host or other entities use the base code to compete with us, we may experience lower revenue and our business may be harmed.

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

Amazon Web Services, or AWS, provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems to use data processing, storage capabilities and other services provided by AWS. Currently, our cloud service infrastructure is run on AWS. Given this, we cannot easily switch our AWS operations to another cloud provider, so any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement without cause by providing 90 days prior written notice, and may terminate the agreement with 30 days prior written notice for cause, including any material default or breach of the agreement by us that we do not cure within the 30 day period. The agreement requires AWS to provide us their standard computing and storage capacity and related support in exchange for timely payment by us. If any of our arrangements with AWS is terminated, we could experience interruptions in our software as well as delays and additional expenses in arranging new facilities and services.

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

Our ability to provide our platform and applications to our customers depends on our ability to communicate with our customers through the public internet and third-party computer and communications systems. A severe disruption of one or more of these systems could impair our ability to process information, which could impede our ability to provide services to our customers, harm our reputation, result in a loss of customers and harm our business and operating results.

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

We are subject to governmental laws, regulation and other legal obligations, particularly related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could harm our business.*

Personal privacy and information security are significant issues in the United States and the other jurisdictions where we offer our applications. The legislative and regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the FTC, and various state, local and foreign agencies. We collect personally identifiable information, or PII, and other data from our customers and users. We use this information to provide services to our customers and users and to support, expand and improve our business. We may also share customers’ or users’ PII with third parties as allowed by applicable law and agreements, authorized by the customer, or as described in our privacy policy.

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

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of PII by U.S. companies doing business in the EU from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. In light of the ECJ opinion in Case C-362/14, we anticipate engaging in efforts to legitimize data transfers from the European Economic Area. We may be unsuccessful in establishing legitimate means of transferring data from the European Economic Area, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. On February 2, 2016, the U.S. and the EU announced a new “Privacy Shield” agreement, which was formally adopted by the European Commission on July 12, 2016, to replace the U.S.-EU Safe Harbor Framework.   It is difficult to predict whether this new agreement will provide an appropriate means for us to legitimize data transfers from the European Economic Area to the U.S. and we plan to evaluate the “Privacy Shield” program to determine whether it is appropriate for our data transfers.  We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.

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

Risks Related to Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in November 2015, at a price of $16.00 per share, our common stock’s daily closing price on the New York Stock Exchange has ranged from $13.79 to $22.64 through August 1, 2016. The trading prices of the securities of technology companies, including providers of cloud-based software, have been highly volatile. As a result of this volatility, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of June 30, 2016, we had options outstanding that, if fully exercised, would result in the issuance of 3,556,661 shares of common stock. In addition, as of June 30, 2016, there were 1,968,280 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 449,263 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Moreover, as of June 30, 2016, the holders of an aggregate of up to approximately 18.3 million shares of common stock have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*

Based upon shares outstanding as of June 30, 2016, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 65.9% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning in 2016, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an emerging growth company, we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Use of Proceeds from our Initial Public Offering of Common Stock

On November 12, 2015, our registration statement on Form S-1 (No. 333-207349) was declared effective for our IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 13, 2015. As of June 30, 2016, we have used $13.3 million of the net IPO proceeds to fund our operations.  As of June 30, 2016, no portion of the net IPO proceeds have been paid directly or indirectly by us to any of our directors or officers (or their associates) or persons owning ten percent or more of our equity securities, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.

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

Instructure, Inc.

Date: August 3, 2016	By:	/s/ Steven B. Kaminsky
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