Form 10-Q
period 2016-09-30
INSTRUCTURE INC
filed 2016-11-02
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 28,245,236 shares of the registrant’s common stock outstanding.

Instructure, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2016

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,975	$90,471
Short-term marketable securities	24,334	325
Accounts receivable—net of allowance of $269 and $225 at September 30, 2016 and December 31, 2015, respectively	23,087	9,523
Prepaid expenses	4,572	5,010
Other current assets	472	614
Total current assets	111,440	105,943
Property and equipment, net	13,805	11,732
Goodwill	989	989
Intangible assets, net	471	444
Noncurrent prepaid expenses	622	749
Other assets	1,027	1,203
Total assets	$128,354	$121,060
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,977	$3,912
Accrued liabilities	10,873	8,852
Deferred rent	708	541
Deferred revenue	81,563	49,384
Total current liabilities	99,121	62,689
Deferred revenue, net of current portion	3,222	2,941
Deferred rent, net of current portion	8,532	9,078
Warrant liability	35	331
Other long-term liabilities	36	402
Total liabilities	110,946	75,441
Stockholders’ equity:
Common stock	3	4
Treasury stock	—	(1)
Additional paid-in capital	200,961	188,517
Accumulated other comprehensive loss	(9)	—
Accumulated deficit	(183,547)	(142,901)
Total stockholders’ equity	17,408	45,619
Total liabilities and stockholders’ equity	$128,354	$121,060

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Subscription and support	$25,814	$17,609	$68,807	$43,557
Professional services and other	4,331	3,285	10,527	7,839
Total revenue	30,145	20,894	79,334	51,396
Cost of revenue:
Subscription and support	6,312	4,907	17,335	12,520
Professional services and other	2,326	1,887	6,287	4,717
Total cost of revenue	8,638	6,794	23,622	17,237
Gross profit	21,507	14,100	55,712	34,159
Operating expenses:
Sales and marketing	17,788	13,172	51,989	38,303
Research and development	9,297	6,525	25,832	17,441
General and administrative	6,689	4,506	18,428	18,475
Total operating expenses	33,774	24,203	96,249	74,219
Loss from operations	(12,267)	(10,103)	(40,537)	(40,060)
Other income (expense):
Interest income	104	6	236	13
Interest expense	(31)	(28)	(54)	(72)
Change in fair value of warrant liability	(10)	(9)	52	(536)
Other expense, net	(103)	(52)	(234)	(161)
Total other expense, net	(40)	(83)	—	(756)
Loss before income taxes	(12,307)	(10,186)	(40,537)	(40,816)
Income tax expense	(10)	(26)	(109)	(40)
Net loss	$(12,317)	$(10,212)	$(40,646)	$(40,856)
Deemed dividend to investors	—	—	—	(632)
Net loss attributable to common stockholders	$(12,317)	$(10,212)	$(40,646)	$(41,488)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.44)	$(1.60)	$(1.47)	$(6.61)
Weighted average common shares used in computing basic and diluted net loss per common share attributable to common stockholders	28,084	6,381	27,667	6,279

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(12,317)	$(10,212)	$(40,646)	$(40,856)
Other comprehensive gain (loss):
Unrealized loss on marketable securities	(9)	—	(9)	(1)
Comprehensive loss	$(12,326)	$(10,212)	$(40,655)	$(40,857)

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net loss	$(40,646)	$(40,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,832	1,873
Amortization of intangible assets	284	232
Amortization of deferred financing costs	34	54
Change in fair value of warrant liability	(52)	536
Stock-based compensation	7,701	7,699
Other	120	165
Changes in assets and liabilities:
Accounts receivable, net	(13,887)	(3,229)
Prepaid expenses and other assets	849	(3,021)
Accounts payable and accrued liabilities	4,303	3,496
Deferred revenue	32,460	25,796
Deferred rent	(379)	504
Other liabilities	(361)	(285)
Net cash used in operating activities	(6,742)	(7,036)
Investing Activities:
Purchases of property and equipment	(4,922)	(4,463)
Purchases of intangible assets	(311)	—
Proceeds from disposal of property and equipment	23	53
Purchases of marketable securities	(24,363)	(1,456)
Maturities of marketable securities	325	500
Net cash used in investing activities	(29,248)	(5,366)
Financing Activities:
Proceeds from exercise of redeemable convertible preferred stock warrants	—	250
Proceeds from issuance of common stock from employee equity plans	4,494	246
Payments of line of credit financing costs	—	(32)
Repayment of capital lease obligations	—	(207)
Net cash provided by financing activities	4,494	257
Net decrease in cash and cash equivalents	(31,496)	(12,145)
Cash and cash equivalents, beginning of period	90,471	43,915
Cash and cash equivalents, end of period	$58,975	$31,770
Supplemental cash flow disclosure:
Cash paid for interest	$—	$18
Cash paid for taxes	$49	$67
Non-cash investing and financing activities:
Leasehold improvements	$—	$494
Capital expenditures incurred but not yet paid	$210	$164
Issuance of common stock for exercise of common stock warrant	$244	$—
Deemed dividends to investors	$—	$632
Vesting of common stock subject to repurchase	$20	$40

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

Liability for Common Stock Warrants

We account for freestanding warrants to purchase shares of our common stock that are not considered indexed to our own stock as warrant liabilities on our consolidated balance sheets. Under Accounting Standards Codification (“ASC”) 815, we record the liability-classified common stock warrants issued in conjunction with our credit facility at their estimated fair value because they are free standing and the number of shares exercisable under this warrant to purchase our common stock increases if the loan balance exceeds $7,500,000. At the end of each reporting period, changes in the estimated fair value of the warrants to purchase shares of common stock are recorded as a change in fair value of warrant liability in the consolidated statements of operations.  A portion of the warrants were exercised in February 2016 (see Note 9—Fair Value of Financial Instruments).

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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss attributable to common stockholders	$(12,317)	$(10,212)	$(40,646)	$(41,488)
Denominator:
Weighted-average common shares outstanding—basic	28,090	6,456	27,685	6,376
Less: Weighted-average common stock subject to repurchase	(6)	(75)	(18)	(97)
Total weighted-average common shares outstanding—basic	28,084	6,381	27,667	6,279
Dilutive effect of share equivalents resulting from stock options, unvested restricted stock awards, common stock warrants, common stock subject to repurchase and redeemable convertible preferred stock (as converted)	—	—	—	—
Weighted-average common shares outstanding-diluted	28,084	6,381	27,667	6,279
Net loss per common share, basic and diluted	$(0.44)	$(1.60)	$(1.47)	$(6.61)

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

	As of September 30,
	2016	2015
Options to purchase common stock	3,261	3,910
Common stock warrants	17	103
Common stock subject to repurchase	4	65
Redeemable convertible preferred stock (as converted)	—	14,977
Unvested restricted stock awards	—	—
Restricted stock units	1,000	—
Total	4,282	19,055

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Computer and office equipment	$3,563	$2,717
Purchased software	1,119	1,074
Capitalized software development costs	5,703	3,460
Furniture and fixtures	2,396	1,890
Leasehold improvements and other	9,301	8,096
Total property and equipment	22,082	17,237
Less accumulated depreciation and amortization	(8,277)	(5,505)
Total	$13,805	$11,732

Accumulated amortization for capitalized software development costs was $1,873,000 and $987,000 at September 30, 2016 and December 31, 2015, respectively. Amortization expense for capitalized software development costs was $260,000 and $178,000 for the three months ended September 30, 2016 and 2015, respectively, and $838,000 and $443,000 for the nine months ended September 30, 2016 and 2015, respectively. Amortization expense for capitalized software development costs is recorded within cost of revenue on the consolidated statements of operations.

4. Goodwill and Intangible Assets

Goodwill was $989,000 as of September 30, 2016 and December 31, 2015.

Intangible assets consisted of the following (in thousands):

	Average Remaining	September 30,	December 31,
	Useful Life	2016	2015
Domain names	17 Months	$1,268	$1,268
Tradenames and trademarks	7 Months	109	109
Non-compete agreements	6 Months	26	26
Software	32 Months	311	—
Accumulated amortization		(1,243)	(959)
Total		$471	$444

Amortization expense for intangible assets was $98,000 and $77,000 for the three months ended September 30, 2016 and 2015, respectively, and $284,000 and $232,000 for the nine months ended September 30, 2016 and 2015, respectively.

Based on the recorded intangible assets at September 30, 2016, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2016	$105
2017	219
2018	105
2019	42
2020	—
Total	$471

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

Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$26,973	$19,618	$72,242	$48,301
Foreign	3,172	1,276	7,092	3,095
Total revenue	$30,145	$20,894	$79,334	$51,396
Percentage of revenue generated outside of the United States	11%	6%	9%	6%

6. Marketable Securities

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

The following tables summarize, by major security type, our assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$24,343	$—	$(9)	$24,334

	December 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$325	$—	$—	$325

The aggregate fair value of investments in an unrealized loss position was $17,138,000 as of September 30, 2016. Because we do not intend to sell the investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis, we do not consider these investments with an unrealized loss to be other-than-temporarily impaired as of September 30, 2016.

There were no marketable securities in an unrealized loss position as of December 31, 2015.

There were no gross realized gains or losses from the sale or maturity of marketable securities during the nine months ended September 30, 2016 or the year ended December 31, 2015.

During the nine months ended September 30, 2016, we recognized gross interest income on securities of $173,000.  Interest income was offset by amortization expense on securities of $20,000 during the nine months ended September 30, 2016, and reported net within interest income on the consolidated statements of operations.

During the year ended December 31, 2015, we recognized gross interest income on securities of $30,000.  Interest income was offset by amortization expense on securities of $13,000 during 2015, and reported net within interest income on the consolidated statements of operations.

The estimated fair value of investments by contractual maturity is as follows (in thousands):

	September 30,	December 31,
	2016	2015
Due within one year	$24,334	$325
Due after one year and through 5 years	—	—
Due after 5 years and through 10 years	—	—
Due after 10 years	—	—
Total	$24,334	$325

7. Stockholders’ Equity and Stock-Based Compensation

Common Stock

As of September 30, 2016, there were 200,000,000 shares of common stock authorized and 28,224,086 shares issued and outstanding. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through September 30, 2016.

On April 27, 2016, the board of directors resolved to retire 1,128,472 shares that were previously held as treasury stock.

Employee Equity Plans

Our 2015 Equity Incentive Plan (“EIP”) serves as the successor to our 2010 Equity Incentive Plan (together with the EIP, the “Stock Plans”). Pursuant to the terms of the EIP, the share reserve increased by 1,225,795 shares in January 2016.  As of September 30, 2016, 3,029,305 options to purchase remained outstanding under the 2010 Equity Incentive Plan.  As of September 30, 2016, we had approximately 1,874,405 shares of common stock available for future grants under the EIP.

We also have a 2015 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  Our board of directors approves the ESPP offerings. The offerings need not be identical, but each offering may not exceed 27 months and may specify one or more shorter purchase periods within the offering.  Pursuant to the terms of the ESPP, the share reserve increased by 272,399 shares in January 2016. On May 31, 2016, 156,469 shares of common stock were purchased under the ESPP at a purchase price of $13.60 per share resulting in cash proceeds of $2,128,000. As of September 30, 2016, 449,263 shares of common stock were available for issuance under the ESPP.

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options	$994	$1,012	$3,130	$2,285
Vesting of restricted stock awards	—	—	—	61
Restricted stock units	1,273	—	2,948	—
Employee stock purchase plan	537	—	1,623	—
Employee sale of securities to investors	—	—	—	5,353
Total stock-based compensation	$2,804	$1,012	$7,701	$7,699

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Subscription and support cost of revenue	$129	$49	$360	$106
Professional services and other cost of revenue	127	45	362	103
Sales and marketing	775	346	2,219	768
Research and development	1,022	344	2,742	871
General and administrative	751	228	2,018	5,851
Total stock-based compensation	$2,804	$1,012	$7,701	$7,699

Stock Options

The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. A summary of information related to stock option activity during the nine months ended September 30, 2016 is as follows (in thousands, except per share data):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at December 31, 2015	4,101	$6.58	8.3	$58,417
Granted	232	13.79
Exercised	(632)	3.73
Forfeited or cancelled	(440)	11.24
Outstanding at September 30, 2016	3,261	7.02	7.7	59,868
Vested and expected to vest—September 30, 2016	3,147	6.85	7.6	58,291
Exercisable at September 30, 2016	1,747	4.51	7.0	36,451

As of September 30, 2016 and December 31, 2015, we had $18,830,000 and $9,721,000, respectively, of unrecognized stock-based compensation costs related to non-vested awards that are expected to be recognized over a weighted average period of 3.0 years and 3.0 years, respectively.

As of September 30, 2016, we had $271,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the term of the offering period ending November 30, 2016. As of December 31, 2015, we had $919,000 of unrecognized stock-based compensation expense related to our ESPP that was recognized over the initial term of the offering period through May 31, 2016.

Restricted Stock Units

The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees. A summary of information related to RSU activity during the nine months ended September 30, 2016 is as follows (in thousands, except per share amounts):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at December 31, 2015	196	$18.42
Granted	1,024	17.14
Vested	(118)	16.27
Cancelled	(102)	17.46
Unvested and outstanding at September 30, 2016	1,000	17.46

8. Income Taxes

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

9. Fair Value of Financial Instruments

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2016 and the year ended December 31, 2015. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, were as follows (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$16,906	$—	$—	$16,906
Corporate debt securities	—	24,334	—	24,334
Total Assets	$16,906	$24,334	$—	$41,240
Liabilities:
Common stock warrant liability	$—	$—	$35	$35

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, were as follows (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$69,845	$—	$—	$69,845
Corporate debt securities	—	325	—	325
Total assets	$69,845	$325	$—	$70,170
Liabilities:
Common stock warrant liability	$—	$—	$331	$331

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

The following table sets forth a summary of the changes in the estimated fair value of the warrant liability. Changes in the fair value are recognized in the change in fair value of warrant liability line item on the consolidated statements of operations. The following balance is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Common Stock
Warrant
Liability
Balance at January 1, 2016	$331
Recognized gain	(52)
Exercise of warrant	(244)
Balance at September 30, 2016	$35

In November 2012, we issued a warrant to purchase 70,000 shares of common stock to our lender in connection with our line of credit. The warrant was fully exercisable and had a ten-year term with an exercise price of $0.99 per share.  In April 2014, we issued our lender an additional warrant to purchase up to 33,332 shares of common stock in connection with an amendment of our line of credit at an exercise price of $4.47 per share. 16,666 of these shares were exercisable without a contingency. The additional 16,666 shares (the “contingent common stock warrant”) may become exercisable if our aggregate outstanding balance of the credit facility exceeds $7,500,000. We anticipate the probability that the contingent common stock warrant becomes exercisable is 10%. On February 2, 2016, warrants for 86,666 shares were exercised.  At the lender’s request, we withheld 8,260 shares to cover the warrant exercise costs and we issued 78,406 shares.  In connection with the exercise of the warrant, the warrant liability was marked to market as of the settlement date. As a result of the exercise, a portion of the warrant liability equal to $244,000 was reversed and recorded as additional paid-in capital.  The remaining contingent common stock warrant to purchase 16,666 shares had an estimated common stock warrant liability balance of $35,000 at September 30, 2016.  The contingent common stock warrant expires November 12, 2018.

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

10. Commitments and Contingencies

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

Rent expense under operating leases was $1,156,000 and $1,201,000 for the three months ended September 30, 2016 and 2015, respectively, and $3,390,000 and $2,949,000 for the nine months ended September 30, 2016 and 2015, respectively.

11. Subsequent Events

In October 2016, we granted 90,237 RSUs. Total unrecognized stock-based compensation costs, net of estimated forfeitures, was $2,008,000, which is expected to be recognized over a weighted-average period of approximately 3.9 years.

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

As of September 30, 2016, we have grown to serve more than 2,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 40 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2015 and the nine months ended September 30, 2016, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at September 30, 2016 and 2015. Our revenue was $30.1 million and $20.9 million for the three months ended September 30, 2016 and 2015, respectively, representing year-over-year growth of 44%, and $79.3 million and $51.4 million for the nine months ended September 30, 2016 and 2015, respectively, representing year-over-year growth of 54%. Our net losses were $12.3 million and $10.2 million for the three months ended September 30, 2016 and 2015, respectively, and $40.6 and $41.5 for the nine months ended September 30, 2016 and 2015, respectively.

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

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. During the three months ended September 30, 2016 and 2015, 11% and 6% of our revenue was derived from outside the United States, respectively. During the nine months ended September 30, 2016 and 2015, 9% and 6% of our revenue was derived from outside the United States, respectively. Our international operations are relatively new and we have limited experience operating in international markets, which increases the risk that our international expansion efforts may not be successful.

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

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of September 30, 2016 and 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue:
Subscription and support	$25,814	$17,609	$68,807	$43,557
Professional services and other	4,331	3,285	10,527	7,839
Total revenue	30,145	20,894	79,334	51,396
Cost of revenue:
Subscription and support(1)	6,312	4,907	17,335	12,520
Professional services and other(1)	2,326	1,887	6,287	4,717
Total cost of revenue	8,638	6,794	23,622	17,237
Gross profit	21,507	14,100	55,712	34,159
Operating expenses:
Sales and marketing(1)(2)	17,788	13,172	51,989	38,303
Research and development(1)(2)(3)	9,297	6,525	25,832	17,441
General and administrative(1)(2)	6,689	4,506	18,428	18,475
Total operating expenses	33,774	24,203	96,249	74,219
Loss from operations	(12,267)	(10,103)	(40,537)	(40,060)
Other income (expense):
Interest income	104	6	236	13
Interest expense	(31)	(28)	(54)	(72)
Change in fair value of warrant liability	(10)	(9)	52	(536)
Other expense, net	(103)	(52)	(234)	(161)
Total other income (expense), net	(40)	(83)	—	(756)
Loss before income taxes	(12,307)	(10,186)	(40,537)	(40,816)
Income tax expense	(10)	(26)	(109)	(40)
Net loss	$(12,317)	$(10,212)	$(40,646)	$(40,856)

(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue:
Subscription and support	$129	$49	$360	$106
Professional services and other	127	45	362	103
Sales and marketing	775	346	2,219	768
Research and development	1,022	344	2,742	871
General and administrative	751	228	2,018	5,851
Total stock-based compensation	$2,804	$1,012	$7,701	$7,699

(2)	Includes payroll tax expense on secondary stock purchase transactions or the reversal of such expense due to the reduction of the estimated liability as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue:
Subscription and support	$—	$—	$—	$—
Professional services and other	—	—	—	—
Sales and marketing	—	—	(57)	—
Research and development	—	—	(57)	—
General and administrative	—	—	(103)	1,327
Total payroll tax expense	$—	$—	$(217)	$1,327

(3)	Includes amortization of acquisition-related intangibles as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue:
Subscription and support	$—	$—	$—	$—
Professional services and other	—	—	—	—
Sales and marketing	—	—	—	—
Research and development	2	3	6	7
General and administrative	—	—	—	—
Total amortization of acquisition-related intangibles	$2	$3	$6	$7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(as a percentage of total revenue)
Revenue:
Subscription and support	86%	84%	87%	85%
Professional services and other	14	16	13	15
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	21	23	22	24
Professional services and other	8	9	8	9
Total cost of revenue	29	32	30	33
Gross profit	71	68	70	67
Operating expenses:
Sales and marketing	59	63	66	75
Research and development	31	31	33	34
General and administrative	22	22	23	36
Total operating expenses	112	116	122	145
Loss from operations	(41)	(48)	(52)	(78)
Other income (expense):
Interest income	0	0	0	0
Interest expense	(0)	(0)	(0)	(0)
Change in fair value of warrant liability	(0)	(0)	0	(1)
Other income (expense), net	(0)	(0)	(0)	(0)
Total other expense, net	(0)	(0)	0	(1)
Loss before income taxes	(41)	(48)	(52)	(79)
Income tax expense	(0)	(0)	(0)	(0)
Net loss	(41)%	(48)%	(52)%	(79)%

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Subscription and support	$25,814	$17,609	$8,205	47%	$68,807	$43,557	$25,250	58%
Professional services and other	4,331	3,285	1,046	32	10,527	7,839	2,688	34
Total revenue	$30,145	$20,894	$9,251	44	$79,334	$51,396	$27,938	54

Three month and nine month change

Subscription and support revenue increased $8.2 million and $25.3 million for the three months and nine months ended September 30, 2016, respectively, primarily due to an increase in the total number of customers, which grew from approximately 1,600 as of September 30, 2015 to over 2,000 as of September 30, 2016, upsells from existing customers and contract price escalations.

Professional services and other revenue increased $1.0 million and $2.7 million for the three months and nine months ended September 30, 2016, respectively, primarily due to the increase in new customers discussed above and an increase in the training completion rate.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$6,312	$4,907	$1,405	29%	$17,335	$12,520	$4,815	38%
Professional services and other	2,326	1,887	439	23	6,287	4,717	1,570	33
Total cost of revenue	$8,638	$6,794	$1,844	27	$23,622	$17,237	$6,385	37
Gross margin percentage:
Subscription and support revenue	76%	72%			75%	71%
Professional services and other	46	43			40	40
Total gross margin	71	67			70	66

Three month change

Total cost of revenue increased $1.8 million for the three months ended September 30, 2016 primarily due to an increase in employee-related costs, web hosting and third-party software license costs and amortization of developed technology. Total gross margin increased due to the impact of improved leverage of our web hosting costs relative to the growth in subscription and support revenue.

Subscription and support cost of revenue increased $1.4 million for the three months ended September 30, 2016 primarily due to an increase in web hosting and third-party software license costs, employee-related costs, amortization of developed technology and overhead allocations. Web hosting and third-party software license costs increased $0.7 million due to the increase in total customers. Employee-related costs increased $0.5 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $0.1 million due to the continued development of our software platform. Allocated overhead expenses increased $0.1 million primarily due to higher rent and communication expense and maintenance on our facilities.

Professional services and other costs of revenue increased $0.4 million for the three months ended September 30, 2016 primarily due to an increase in employee-related costs of $0.4 million as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings.

Nine month change

Total cost of revenue increased $6.4 million for the nine months ended September 30, 2016 primarily due to an increase in employee-related costs, web hosting costs and third-party software license costs, amortization of developed technology and allocated overhead expenses. Total gross margin increased due to the impact of improved leverage of our web hosting costs relative to the growth in subscription and support revenue.

Subscription and support cost of revenue increased $4.8 million for the nine months ended September 30, 2016 primarily due to an increase in web hosting and third-party software license costs, employee-related costs, amortization of developed technology and overhead allocations. Web hosting costs and third-party license costs increased $2.2 million due to the increase in total customers. Employee-related costs increased $1.8 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $0.5 million due to the continued development of our software platform. Allocated overhead expenses and other insignificant items increased $0.3 million primarily due to higher rent and communication expense and maintenance on our facilities.

Professional services and other costs of revenue increased $1.6 million for the nine months ended September 30, 2016 primarily due to an increase in employee-related costs and overhead allocations. Employee-related costs increased $1.3 million as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses and other insignificant items increased $0.3 million primarily due to higher rent and communication expense and maintenance on our facilities.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$17,788	$13,172	$4,616	35%	$51,989	$38,303	$13,686	36%

Three month change

Sales and marketing expenses increased $4.6 million for the three months ended September 30, 2016 primarily due to an increase in employee-related costs, expansion of our marketing programs, information technology and travel. Employee-related costs increased $2.4 million as a result of hiring of additional employees domestically and internationally to continue to grow our customer base. Marketing program costs increased $1.8 million due to continued expansion into international and corporate markets and growth as well as timing of our annual user conference, InstructureCon. Information technology expenses increased $0.2 million as we continue to automate our internal systems. Travel costs and other insignificant items increased $0.2 million as we continue to expand our sales and marketing organization and growth in our customer base.

Nine month change

Sales and marketing expenses increased $13.7 million for the nine months ended September 30, 2016 primarily due to an increase in employee-related and sales commission costs, expansion of our marketing programs, travel, information technology and overhead allocations. Employee-related and sales commission costs increased $10.1 million as a result of hiring of additional employees domestically and internationally and growth in our customer base. Marketing program costs increased $1.6 million due to continued expansion into international and corporate markets and growth in our annual user conference, InstructureCon. Travel costs increased $0.6 million as we continue to expand our sales and marketing organization. Information technology expenses increased $0.7 million as we continue to automate our internal systems. Allocated overhead expenses and other insignificant items increased $0.7 million primarily due to higher rent expense and maintenance on our facilities.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$9,297	$6,525	$2,772	42%	$25,832	$17,441	$8,391	48%

Three month change

Research and development expenses increased $2.8 million for the three months ended September 30, 2016 due to an increase in employee-related costs, information technology expenses and overhead allocations. Employee related costs increased $2.4 million as we continue to grow our engineering organization to develop new applications and features for Canvas and Bridge. Information technology expenses increased $0.2 million due to third-party software license costs to equip and support our engineering organization. Overhead allocations and other insignificant items increased by $0.2 million due to higher rent and communication expense.

Nine month change

Research and development expenses increased $8.4 million for the nine months ended September 30, 2016 primarily due to an increase in employee-related costs, information technology, outside contractors and overhead allocations. Employee-related costs increased $7.3 million, information technology expenses increased $0.4 million and outside contractors increased $0.2 million as we continue to grow our engineering organization to develop new applications and continue to develop additional features for Canvas and Bridge. Allocated overhead expenses and other insignificant items increased $0.5 million primarily due to higher rent and communication expense.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$6,689	$4,506	$2,183	48%	$18,428	$18,475	$(47)	0%

Three month change

General and administrative expenses increased $2.2 million for the three months ended September 30, 2016 primarily due to an increase in employee-related costs, information technology, third-party services, and overhead allocations. Employee-related costs increased $1.1 million as a result of recruiting and hiring additional employees to support our company growth. Information technology expenses increased $0.3 million as we continued to automate our internal systems. Third-party services increased $0.3 million due to tax and legal costs relating to our continued expansion. Allocated overhead expenses and other insignificant items increased $0.5 million primarily due to increased business insurance and depreciation of capital equipment.

Nine month change

General and administrative expenses remained flat for the nine months ended September 30, 2016 primarily due to a significant decrease in stock-based compensation resulting from expense associated with the purchase, by an investor, of common stock from current and former employees at a premium over fair value that occurred during the nine months ended September 30, 2015. This $5.1 million decrease in stock-based compensation and related payroll tax expense was offset by an increase in salary, wages and payroll related costs of $2.3 million as a result of increased headcount in order to support our company growth. The decrease was further offset by an increase in third-party services, information technology and overhead allocations. Third-party services increased $1.0 million primarily due to legal and administrative costs relating to our continued expansion. Information technology expenses increased $0.7 million as we continued to automate our internal systems, and allocated overhead and other expenses increased by $1.1 million primarily due to increased business insurance, higher rent and communication expense and depreciation of capital equipment.

Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Other expense, net	$(40)	$(83)	$43	-52%	$—	$(756)	$756	-100%

Three month change

Other income (expense), net includes interest income and expense, the change in fair value of warrant liability and the impact of foreign currency transaction gains and losses. Other expense, net decreased slightly for the three months ended September 30, 2016 primarily as a result of fluctuations in foreign exchange rates during the period.

Nine month change

Other expense, net decreased $0.8 million for the nine months ended September 30, 2016 as the change in fair value of warrant liability decreased by $0.6 million due to the exercise of the majority of common stock warrants in February 2016, as well as a net decrease in the fair value of the warrant liability for the period. This gain was further increased by $0.2 million due to an increase in interest income.

Liquidity and Capital Resources

As of September 30, 2016, we had $59.0 million of cash and cash equivalents and $24.3 million in short-term marketable securities. We believe our cash and cash equivalents, cash flows from operations and available borrowings under our credit facility will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2015, we entered into an amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank (“SVB”). The agreement provides for up to $15.0 million in revolving borrowings (subject to increase to $25.0 million in the lender’s sole discretion). Availability is subject to a formula based on our monthly recurring revenue. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2017, at which time the principal amount of all outstanding advances becomes due and payable. We are obligated to pay a fee equal to 0.25% per year, payable quarterly in respect of any unused borrowing capacity under the credit facility. As of September 30, 2016, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions and dividends to stockholders. The agreement also includes a financial covenant requiring the achievement of minimum bookings on a trailing three month basis, tested monthly. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of September 30, 2016, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(6,742)	$(7,036)
Net cash used in investing activities	(29,248)	(5,366)
Net cash provided by financing activities	4,494	257

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

Net cash used in operating activities during the nine months ended September 30, 2016 was $6.7 million, which primarily reflected our net loss of $40.6 million, offset by non-cash expenses that included $7.7 million of stock-based compensation and $3.1 million of depreciation and amortization. Working capital sources of cash include a net increase of $18.6 million in deferred revenue and accounts receivable primarily resulting from the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year. Also contributing to the source of cash was a $4.3 million increase in accounts payable and accrued liabilities, a $0.8 million decrease in prepaid and other assets, and $0.1 for other insignificant items. These sources were partially offset by a decrease in deferred rent and other liabilities of $0.7 million.

Net cash used in operating activities during the nine months ended September 30, 2015 primarily reflected our net loss of $40.9 million, offset by non-cash expenses that included $7.7 million of stock-based compensation, $2.1 million of depreciation and amortization, and $0.5 million in change in fair value of warrant liability. Working capital sources of cash included a net increase of $22.6 million in deferred revenue and accounts receivable primarily resulting from the previously discussed seasonal increases in new, renewed and anniversary contracts and our practice of invoicing our customers upfront annually. Also contributing to the source of cash was a $3.5 million increase in accounts payable and a $0.5 million adjustment to straight-line deferred rent expense, offset by a decrease in prepaid and other assets of $3.0 million.

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

Net cash used in investing activities during the nine months ended September 30, 2016 was $29.2 million, consisting primarily of $24.3 million of purchased marketable securities and $5.2 million of purchased property and equipment and software licenses classified within intangible assets. These uses were offset by $0.3 million of cash maturities from our marketable securities.

Net cash used in investing activities during the nine months ended September 30, 2015 was $5.4 million, consisting primarily of $4.5 million of purchased property and equipment and capitalized software development costs and a $1.5 million purchase of marketable securities, offset by $0.5 million of cash maturities from our marketable securities and other insignificant items.

Financing Activities

Our financing activities have consisted primarily of issuances of capital stock to fund our operations and, to a lesser extent, proceeds from the exercises of warrants and options. Cash flows used in financing activities consisted primarily of the repayment of capital leases.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $4.5 million and consisted of proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

Net cash provided by financing activities for the nine months ended September 30, 2015 consisted primarily of $0.3 million of proceeds received from warrant exercises and $0.2 million proceeds received from option exercises, offset by a $0.2 million repayment of capital lease obligations.

Contractual Obligations and Commitments

As of September 30, 2016, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 19, 2016.

As of September 30, 2016, we have no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Through September 30, 2016, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Other Financial Data:
Non-GAAP operating loss (1)	(9,461)	(9,088)	(33,047)	(31,027)
Free cash flow (2)	20,128	18,387	(11,952)	(11,446)

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

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Loss from operations	$(12,267)	$(10,103)	$(40,537)	$(40,060)
Stock-based compensation	2,804	1,012	7,701	7,699
Payroll tax expense on secondary stock purchase transactions	—	—	—	1,327
Reversal of payroll tax expense on secondary stock purchase transactions	—	—	(217)	—
Amortization of acquisition related intangibles	2	3	6	7
Non-GAAP operating loss	$(9,461)	$(9,088)	$(33,047)	$(31,027)

The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow, a non-GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$21,650	$19,676	$(6,742)	$(7,036)
Less: purchases of property and equipment and intangible assets	1,527	1,324	5,233	4,463
Plus: proceeds from disposals of property and equipment	5	35	23	53
Free cash flow	$20,128	$18,387	$(11,952)	$(11,446)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2016 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.*

We have incurred net losses of $53.0 million, $41.4 million and $22.5 million in 2015, 2014 and 2013, respectively, and $40.6 million and $40.9 million in the nine months ended September 30, 2016 and 2015, respectively. We had an accumulated deficit of $183.5 million at September 30, 2016. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

To increase the number of customers and increase the market share of our learning management platform and applications, we will need to expand our sales and marketing operations, including our domestic and international sales force. We will continue to dedicate significant resources to sales and marketing programs. The effectiveness of our inbound sales and marketing has varied over time and, together with the effectiveness of any international resellers we may engage, may vary in the future. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

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

Our planned further expansion of our business outside the United States exposes us to risks associated with international operations.*

Our growth strategy involves the further expansion of our operations and customer base internationally. For the nine months ended September 30, 2016, 9% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. Our current international operations and future initiatives will involve a variety of risks, including:

•	more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union;
•	technical or latency issues in delivering our platform and applications;
•	dependence on certain third parties, including potentially resellers with whom we do not have extensive experience;
•	unexpected changes in regulatory requirements, taxes or trade laws;
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

For example, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). The withdrawal of the U.K. from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. The U.K. government has announced that it intends to deliver a notice of withdrawal by the end of March 2017. It is likely that the withdrawal of the U.K. from the European Union will involve a process of lengthy negotiations between the U.K. and European Union member states to determine the future terms of the U.K.’s relationship with the European Union. Depending on the terms of Brexit, the U.K., where we operate our international headquarters, could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business in Europe more difficult. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our ability to conduct operations in Europe.

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

If we fail to manage our growth effectively or our business does not grow as we expect, our operating results may suffer.*

Our employee base and operations have grown substantially in a relatively short period of time. Our full-time employee base grew from 709 employees as of September 30, 2015 to 887 employees as of September 30, 2016. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

Risks Related to Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in November 2015, at a price of $16.00 per share, our common stock’s daily closing price on the New York Stock Exchange has ranged from $13.79 to $26.66 through October 31, 2016. The trading prices of the securities of technology companies, including providers of cloud-based software, have been highly volatile. As a result of this volatility, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of September 30, 2016, we had options outstanding that, if fully exercised, would result in the issuance of 3,261,113 shares of common stock. In addition, as of September 30, 2016, there were 1,968,280 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 449,263 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Moreover, as of September 30, 2016, the holders of an aggregate of up to approximately 14.7 million shares of common stock have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*

Based upon shares outstanding as of September 30, 2016, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 55.0% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Use of Proceeds from our Initial Public Offering of Common Stock

On November 12, 2015, our registration statement on Form S-1 (No. 333-207349) was declared effective for our IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 13, 2015. As of September 30, 2016, we have used $13.3 million of the net IPO proceeds to fund our operations.  As of September 30, 2016, no portion of the net IPO proceeds have been paid directly or indirectly by us to any of our directors or officers (or their associates) or persons owning ten percent or more of our equity securities, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.

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

Instructure, Inc.

Date: November 2, 2016	By:	/s/ Steven B. Kaminsky
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