Form 10-K
period 2016-12-31
INSTRUCTURE INC
filed 2017-02-10
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the New York Stock Exchange on June 30, 2016, the last business day of its most recently completed second fiscal quarter, was $227,189,000. Excludes an aggregate of 16,014,270 shares of the Registrant’s common stock held as of such date by officers, directors and stockholders that the Registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 8, 2017 was 28,658,145.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”).

Instructure, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2016

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

We launched Canvas in February 2011 and have experienced rapid customer adoption in the education market. To better meet the needs of the corporate market, we leveraged a portion of the foundational code underlying Canvas to develop Bridge, which we launched in February 2015. As of December 31, 2016, we had well over 2,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 40 countries.

For 2016, 2015 and 2014, revenue was $110.9 million, $73.2 million, and $44.4 million, respectively, representing year-over-year growth of 51% and 65%. We have experienced net revenue retention rates of over 100% at each of December 31, 2016, 2015 and 2014. For 2016, 2015 and 2014, our net losses were $53.6 million, $53.0 million and $41.4 million, respectively, as we focused on growing our business.

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

•

Open Access to Data Analytics. For Canvas, we provide users with open application programming interfaces, or API, access to data analytics. We deliver the analytics in an easy to understand and consumable way, that is optimized for independent analysis. This open visibility allows learners to view their own progress in real-time, educators to adjust programs and personalize curricula for maximum effectiveness and organizations to benchmark user data internally and respond to patterns observed.

•

Open Platform. We are committed to collaboration and openness. Our open standards allow organizations to easily deliver additional learning content and applications from third-party publishers and software providers. This extends the content, tools and services necessary to satisfy the diverse needs of our customers without sacrificing the innate simplicity of our platform. Canvas users can deploy third-party content and software applications within the application interface or browse our EduAppCenter.com’s growing catalog of approximately 250 integrations. Bridge was specifically designed to integrate easily via open APIs with a variety of enterprise resource planning and human resources information systems.

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

•

Continue to Expand Internationally. We believe there is a significant opportunity for our cloud-based learning management platform outside of the United States and we intend to expand our direct and indirect sales force to further penetrate international markets. We opened our international headquarters in London in June 2014, and for the year ended December 31, 2016, international customers accounted for 9% of our revenue.

•

Continue to Innovate and Offer New Applications. We will continue to make significant investments to further enhance the functionality of our existing applications, expand the number of applications on our extensible learning platform and develop into adjacent markets that will benefit our customers. We take a strategic approach to research and development investment. For example, in February 2015, we launched Bridge to better serve our corporate customers because we saw corporate customers adopt Canvas, due to a lack of suitable alternatives. In October 2016, we announced the launch of Arc, our next generation video platform for interactive learning and intuitive collaboration.

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

integrate with popular student information systems.

Canvas provides access to a critical set of user activity data. This includes course activity information, assessment and evaluations, discreet page views, user engagement and individual curricula, including user and device characteristics. Data is delivered in a format optimized to perform queries and reporting, making it easier for administrators to benchmark, customize teaching and improve learning outcomes. In addition, Canvas supports standards-based integration with hundreds of third-party publishers and software providers. The extensibility of the Canvas application enables our customers to build the learning and teaching environment that meets their unique organizational needs.

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

Bridge

Bridge is designed to enable corporate customers to deliver impactful learning to accelerate employee development and address the unique training needs of their workforce. Through Bridge, we have streamlined employee learning by offering a consumerized, mobile-first experience that is easy to use for both administrators and learners.

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

Arc

Arc is a video platform that makes video learning more impactful using contextual comments, robust analytics, and seamless integration with learning management systems such as Canvas. When instructional designers use Arc to organize and deliver video content, viewers learn from each other’s insights as well as from the instructor’s direction and feedback. As part of the Canvas integration, students can upload Arc videos as assignment submissions, which allows teachers to give more relevant, contextual feedback inside the video.

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

Our platform and applications are hosted on cloud infrastructure provided by Amazon Web Services, or AWS. Our hosting services provide full support, rolling release upgrades/updates, backup, and disaster recovery services. We primarily use Elastic Compute Cloud, or EC2, along with load balancing, auto scaling and storage, or S3, provided by AWS. Our infrastructure enables us to scale horizontally and rapidly adjust to variances in usage, at the server, database and file store level. Our applications run on virtualized instances in Tier III and Tier IV AWS data center facilities, which provide industry-standard best security practices. As of December 31, 2016, we used AWS data center facilities located in Virginia, Oregon, Dublin, Ireland, Frankfurt, Germany, Sydney, Australia and Singapore and intend to expand operations to other regions based on market conditions. These facilities have earned multiple certifications including, but not limited to, SOC 2 Type II, ISO9001 and ISO27001.

We designed our platform to be resilient to failure and capable of rapid recovery from component failure. We apply a wide variety of strategies to achieve enterprise-grade reliability. We have automated procedures in place to handle coordinated changes across our various instances and store backups of key databases in multiple redundant and geographically isolated locations.

Our technology stack is a dynamic web application built with our own automated scaling and provisioning technologies. We use Web 2.0 technologies like Ruby on Rails and Node.js, which provide users a familiar web experience. Our platform is built on underlying open source technologies, taking full advantage of advancements in scalability and flexibility. We utilize the Linux operating system, Postgres and Cassandra databases, and Redis value store. Our platform also provides an API that third-parties can use to add new features and functionality.

Keeping the platform secure is a primary focus of our operations team due to the sensitive nature of the data contained within the platform. We maintain a high level of diligence around data security and have chosen to adopt the AICPA SOC2 set of security controls and demonstrate compliance with these controls through annual audits and web application vulnerability assessments.

Customers

As of December 31, 2016, we had well over 2,000 customers representing colleges, universities, school districts, and companies in more than 40 countries. Canvas is used by seven Ivy League schools and we have K-12 customers in all 50 states. The majority of our academic customers implement Canvas widely within their institutions and across school districts. We define a customer as an entity with an active subscription contract. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities or schools, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2016, no single customer represented more than 10% of our revenue.

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

We engage in a variety of traditional and online marketing activities designed to provide sales lead generation and sales support and promote brand awareness. Our specific marketing activities for lead generation include advertising in trade publications, digital advertising, including search engine optimization and search engine marketing, display search and referral marketing. Brand awareness activities include press relations in business, human resources, education publications and blogs, market specific advertising campaigns and speaking engagements, and industry trade-shows and seminars. We also host InstructureCon, our annual user conference for current customers and prospects. Nearly 2,000 people attended InstructureCon 2016 in Keystone, Colorado.

Customer Success

We view strong customer support and services as essential for customer retention even though our applications are easy to adopt and use. The majority of our services and support is offered by phone and online audio and video conferencing rather than in person, resulting in a more efficient and cost effective business model for us and our customers. Our Customer Success department, responsible for all customer post-sale interaction, consists of employees located in the United States, the United Kingdom, Brazil and Australia. Our services and support efforts include the following:

•

Customer Success Management. We have created a strong Customer Success Management team to assist customers throughout the deployment and production lifecycle. They provide coverage available to all customers as part of their standard subscription as well as other service offerings.

•

Implementation Services. We believe that a positive onboarding experience leads to more satisfied customers, longer customer relationships and greater lifetime value. Implementation services includes training and consulting services that generally take anywhere from 30 to 90 days to complete depending on customer-side complexity and timelines. It includes regularly scheduled and highly-structured activities to ensure customers progress toward better utilizing our applications. Most of these interactions take place over the phone and through online audio and video conferencing.

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

Information about Segments and Geographic Revenue

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers (“CODMs”), which are the Company’s chief executive officer and chief financial officer, in deciding how to allocate resources and assess performance. The Company’s CODMs evaluate the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements. See footnotes to the consolidated financial statements for information by geographic area.

Partner Ecosystem and Integration

We are committed to enabling our customers to build an ecosystem for successful learning. Our open platform is central to both our technology and our strategy.

From a technological perspective, we remain focused on implementing industry standards like IMS Global Learning Consortium’s Learning Tools Interoperability and Caliper, allowing for robust integrations between Canvas and a large spectrum of third-party solutions to be offered to our customers.

Our partnership program invites third-party software, service and content providers, through an extensive library of APIs, to easily integrate with our applications and at no or minimal charge to the partner. This allows us to broaden and efficiently extend the functionality of our applications. We have over 100 partners, including Pearson, Cengage, Gooru, Ex Libris, Panopto, AspirEdu, Boundless Learning, iParadigms, Verificient Technologies, Microsoft and Harvard Business Publishing.

Research and Development

Our product, customer success, and sales and marketing teams operate cross-functionally and regularly engage with customers, partners and industry analysts to understand customer needs and general industry trends to enhance our existing applications. Additionally, our research and education team analyzes user data and current online learning trends and collaborates with customers to inform application development and growth into adjacent markets. Once application improvements are identified, the entire development organization works closely together to design, develop, test and launch new functionality and application updates. We have made, and will continue to make, significant investments to strengthen our existing applications, and expand the number of applications on our extensible learning platform that will benefit our customers and allow us to expand into new markets. For the years ended December 31, 2016, 2015, and 2014, we recorded $36.0 million, $24.2 million, and $21.3 million, respectively, in research and development expenses.

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

Since our founding, we have worked hard to retain our open and engaging culture with people who are passionate about improving learning. We have received multiple “best places to work” awards and have maintained high ratings on recruiting websites. As of December 31, 2016, we had 949 employees.

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

In recent years, there have been a number of well-publicized data breaches involving the unauthorized use and disclosure of individuals’ PII. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials or amending existing laws to expand compliance obligations. Federal laws are also under consideration that may create additional compliance obligations and penalties. In the European Union, where companies must meet specified privacy and security standards, the Data Protection Directive 95/46/EC and data protection laws of each of the European Member countries require comprehensive information privacy and security protections for consumers with respect to PII collected about them. We have in the past relied on compliance with adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, concerning U.S. companies doing business in Europe, collecting PII from European citizens, and transferring such PII to the United States under the Safe Harbor Framework. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is now considered, within the EU, to be an invalid means of legitimizing data transfers to the United States under the Data Protection Directive and its implementations into EU member state national law. In light of the ECJ opinion in Case C-362/14, we are engaged in efforts to legitimize data transfers from the European Economic Area, such as the use of so-called ‘model contract clauses’ developed by the European Commission. On July 12, 2016, the European Commission adopted the new EU-U.S. “Privacy Shield” to replace the U.S.-EU Safe Harbor Framework and starting on August 1, 2016, the Privacy Shield was made available to companies for self-certification.  In addition, on May 4, 2016, the EU formally adopted the General Data Protection Regulation (“GDPR”), which will apply to all EU member states from May 25, 2018 and will replace the Data Protection Directive 95/46/EC on that date.  The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of data protection rules.  In light of these developments, we plan to evaluate Privacy Shield to determine whether it is appropriate for our data transfers and any additional mechanisms necessary to ensure compliance with the GDPR. We post on our website our privacy policies and practices concerning the processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to deceptive or misrepresentative of our practices.

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

We file electronically with the Securities and Exchange Commission our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.instructure.com, free of charge, through a hyperlink on our website, copies of these reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the Securities and Exchange Commission.

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

We have incurred net losses of $110.9 million, $53.0 million, and $41.4 million 2016, 2015, and 2014, respectively. We had an accumulated deficit of $196.5 million at December 31, 2016. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

We launched Canvas in February 2011 and launched Bridge in February 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Our revenue grew 51%, 65%, and 70% in 2016, 2015, and 2014, respectively, compared to the prior year; however, our historical revenue growth is not necessarily indicative of our future performance. We expect our revenue growth rates to slow in future periods due to a number of reasons, which may include the maturation of our business, slowing demand for our platform and applications, increasing competition, a decrease in the growth of our overall markets, or if we fail, for any reason, to continue to capitalize on growth opportunities, our relative lack of experience with renewals or a decline in available opportunities as a result of our increased market penetration in one or more of our markets.

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

Our quarterly operating results have fluctuated in the past and we expect them to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Annual Report on Form 10-K, factors that may affect our operating results include:

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

Our growth strategy involves the further expansion of our operations and customer base internationally. For the year ended December 31, 2016, 9% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. Our current international operations and future initiatives will involve a variety of risks, including:

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

For example, in June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). The withdrawal of the U.K. from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. The U.K. government has announced that it intends to deliver a notice of withdrawal by the end of March 2017. It is likely that the withdrawal of the U.K. from the European Union will involve a process of lengthy negotiations between the U.K. and European Union member states to determine the future terms of the U.K.’s relationship with the European Union. Depending on the terms of Brexit, the U.K., where we operate our international headquarters, could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business in Europe more difficult. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our ability to conduct operations in Europe.

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

Our employee base and operations have grown substantially in a relatively short period of time. Our full-time employee base grew from 767 employees as of December 31, 2015 to 949 employees as of December 31, 2016. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

Use of our learning management platform and applications involve the storage, transmission and processing of our customers’ data, including personal or identifying information regarding their students or employees. Cyber-attacks and other malicious internet-based activities continue to increase generally, and cloud-based platform providers of software and services have been targeted. If any unauthorized access to or security breaches of our platform, or those of our service providers, occurs, or is believed to have occurred, such an event or perceived event could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose existing customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

Because data security is a critical competitive factor in our industry, we make public statements in our privacy policies describing the security of our platform. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, brought by the U.S. Federal Trade Commission, or FTC, state, local, or foreign regulators, and private litigants.

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

We believe that maintaining and enhancing our brands and our reputation are critical to our relationships with our customers and to our ability to attract new customers. We also believe that our brands and reputation will be increasingly important as competition in our market continues to develop. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:

•	the efficacy of our marketing efforts;
•	our ability to continue to offer high-quality, innovative and error- and bug-free applications;
•	our ability to retain existing customers and obtain new customers;
•	our ability to maintain high customer satisfaction;
•	the quality and perceived value of our applications;
•	our ability to successfully differentiate our applications from those of our competitors;
•	actions of competitors and other third parties;
•	our ability to provide customer support and professional services;
•	any misuse or perceived misuse of our applications;
•	positive or negative publicity;

•	interruptions or delays on our platform or applications;
•	cyber-attacks on or security breaches of our platform and applications or the platforms of certain of our subcontractors; and
•	litigation, legislative or regulatory-related developments.

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

Amazon Web Services, or AWS, provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems to use data processing, storage capabilities and other services provided by AWS. Currently, our cloud service infrastructure is run on AWS. Given this, we cannot easily switch our AWS operations to another cloud provider, so any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement without cause by providing 90 days’ prior written notice, and may terminate the agreement with 30 days prior written notice for cause, including any material default or breach of the agreement by us that we do not cure within the 30 day period. The agreement requires AWS to provide us their standard computing and storage capacity and related support in exchange for timely payment by us. If any of our arrangements with AWS is terminated, we could experience interruptions in our software as well as delays and additional expenses in arranging new facilities and services.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of PII. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws as imposing standards for the online collection, use and dissemination of data. Furthermore, many states have  enacted laws that apply directly to the operators of online services that are intended for K-12 school purposes that limit the collection, distribution, use and storage of student information that go beyond what may be applicable to other individuals. Many foreign countries and governmental bodies, including the European Union, Canada, Australia and other relevant jurisdictions, have laws and regulations concerning the collection and use of PII obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. In the European Union, where companies must meet specified privacy and security standards, Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the protection of individuals with regard to the processing of personal data and on the free movement of such data, commonly referenced as the Data Protection Directive, and EU member state implementations of the Data Protection Directive, require comprehensive information privacy and security protections for consumers with respect to PII, collected about them.

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of PII by U.S. companies doing business in the EU from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. - EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. In light of the ECJ opinion in Case C-362/14, we are engaged in efforts to legitimize data transfers from the European Economic Area, such as the use of so-called ‘model contract clauses’ developed by the European Commission. We may be unsuccessful in establishing additional legitimate means of transferring data from the European Economic Area, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. On July 12, 2016, the European Commission adopted the new EU-U.S. “Privacy Shield” to replace the U.S.-EU Safe Harbor Framework and starting on August 1, 2016, the Privacy Shield was made available to companies for self-certification.  In addition, on May 4, 2016, the EU formally adopted the General Data Protection Regulation (“GDPR”), which will apply to all EU member states from May 25, 2018 and will replace the Data Protection Directive 95/46/EC on that date.  The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of data protection rules. It is difficult to predict whether this new agreement will provide an appropriate means for us to legitimize data transfers from the European Economic Area to the U.S. or whether compliance with the GDPR will prove to be more burdensome than the data Protection Directive 95/46/EC.  In light of these developments, we plan to evaluate Privacy Shield to determine whether it is appropriate for our data transfers and any additional mechanisms necessary to ensure compliance with the GDPR. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.

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

As a multinational organization, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could harm our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could adversely affect our operating results.

Risks Related to Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, during 2016, our common stock’s daily closing price on the New York Stock Exchange has ranged from $13.79 to $26.66. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies, including providers of cloud-based software. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

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

As of December 31, 2016, we had options outstanding that, if fully exercised, would result in the issuance of 3,106,738 shares of common stock and RSUs outstanding that, upon vesting, would result in the issuance of 1,132,768 shares of common stock. In addition, as of December 31, 2016, there were 1,676,503 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 321,140 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Moreover, as of December 31, 2016, the holders of an aggregate of up to approximately 10.4 million shares of common stock have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Based upon shares outstanding as of December 31, 2016, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 48.4% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. As an “emerging growth company” under the JOBS Act, we are permitted to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. However, we are electing not to take advantage of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

We have incurred, and expect to incur, increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, operating results and financial condition.

As a public company, we have incurred greater legal, accounting and other expenses than we incurred as a private company, and we expect these costs to increase after we cease to be an “emerging growth company”. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of the New York Stock Exchange. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. After we are no longer an emerging growth company, or sooner if we choose not to take advantage of certain exemptions set forth in the JOBS Act, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

If we do not continue to develop effective internal controls, we may not be able to accurately report our financial results and our business could be harmed.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, now requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an emerging growth company, we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease space for our corporate headquarters in Salt Lake City, Utah pursuant to leases that expire in February 2025 and October 2027. We plan to move into additional office space in Pleasant Grove, Utah pursuant to a lease with a term of 10 years when the facility is completed.  We also lease space in Chicago, Illinois for certain research and development functions pursuant to a lease that expires in July 2022 as well as office space in Seattle, Washington for engineering functions. We maintain our international headquarters in London, England and sales offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. We believe our facilities are adequate for our current needs.

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

	2016
	High	Low
First quarter	$22.38	$13.79
Second quarter	$21.88	$16.73
Third quarter	$25.66	$18.58
Fourth quarter	$26.66	$18.65
	2015
	High	Low
Fourth quarter (beginning November 13, 2015)	$23.63	$15.75

Holders

As of February 8, 2017, there were approximately 76 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Sales of Unregistered Securities

None.

Use of Proceeds

On November 12, 2015, our registration statement on Form S-1 (No. 333-207349) was declared effective for our IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 13, 2015. As of December 31, 2016, we have used $34.9 million of the net IPO proceeds to fund our operations.  As of December 31, 2016, no portion of the net IPO proceeds have been paid directly or indirectly by us to any of our directors or officers (or their associates) or persons owning ten percent or more of our equity securities, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.

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

The following selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2013 and 2012 and consolidated balance sheet data as of December 31, 2014 and 2013 has been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012

		(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$97,115	$62,463	$38,093	$22,456	$7,403
Professional services and other	13,765	10,730	6,259	3,599	1,371
Total revenue	110,880	73,193	44,352	26,055	8,774
Cost of revenue:
Subscription and support(1)(2)	24,252	17,682	12,131	8,581	4,346
Professional services and other(1)	8,497	6,391	2,982	2,039	2,748
Total cost of revenue	32,749	24,073	15,113	10,620	7,094
Gross profit	78,131	49,120	29,239	15,435	1,680
Operating expenses:
Sales and marketing(1)(2)	69,991	53,459	35,390	20,702	11,912
Research and development(1)(2)(3)	35,973	24,151	21,290	11,242	4,698
General and administrative(1)(2)	25,542	23,482	11,268	5,321	3,411
Total operating expenses	131,506	101,092	67,948	37,265	20,021
Loss from operations	(53,375)	(51,972)	(38,709)	(21,830)	(18,341)
Other income (expense):
Interest income	352	39	32	22	8
Interest expense	(87)	(74)	(136)	(150)	(7)
Change in fair value of warrant liability	62	(653)	(2,518)	(545)	(199)
Other income (expense), net	(353)	(201)	(39)	4	3
Total other expense, net	(26)	(889)	(2,661)	(669)	(195)
Loss before income taxes	(53,401)	(52,861)	(41,370)	(22,499)	(18,536)
Income tax expense	(167)	(117)	(57)	—	—
Net loss	$(53,568)	$(52,978)	$(41,427)	$(22,499)	$(18,536)

	Year Ended December 31,
	2016	2015	2014	2013	2012

		(in thousands, except per share data)
Deemed dividends to investors	$—	$(632)	$—	$(353)	$—
Net loss attributable to common stockholders	$(53,568)	$(53,610)	$(41,427)	$(22,852)	$(18,536)
Net loss per common share attributable to common stockholders, basic and diluted(4)	$(1.92)	$(6.07)	$(7.50)	$(6.26)	$(5.36)
Weighted average common shares used in computing basic and diluted net loss per common share attributable to common stockholders(4)	27,838	8,838	5,525	3,650	3,456

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(in thousands)
Cost of revenue:
Subscription and support	$488	$177	$258	$28	$7
Professional services and other	474	166	39	8	5
Sales and marketing	3,030	1,228	2,877	1,597	473
Research and development	3,862	1,403	3,971	1,585	442
General and administrative	2,820	6,262	1,053	374	910
Total stock-based compensation	$10,674	$9,236	$8,198	$3,592	$1,837

(2)	Includes payroll tax expense on secondary stock purchase transactions or the reversal of such expense due to the reduction of the estimated liability as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(in thousands)
Cost of revenue:
Subscription and support	$-	$-	$30	$-	$-
Professional services and other		-	-	-	-
Sales and marketing	(57)	-	461	267	57
Research and development	(57)	-	653	267	57
General and administrative	(103)	1,327	81	-	104
Total payroll tax expense	$(217)	$1,327	$1,225	$534	$218

(3)	Includes amortization of acquisition-related intangibles as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(in thousands)
Cost of revenue:
Subscription and support	$-	$-	$-	$-	$-
Professional services and other	-	-	-	-	-
Sales and marketing	-	-	-	-	-
Research and development	9	9	6	-	-
General and administrative	-	-	-	-	-
Total amortization of acquisition-related intangibles	$9	$9	$6	$-	$-

(4)	See Note 1 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per common share attributable to common stockholders.

	As of December 31,
	2016	2015(1)	2014	2013

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$44,539	$90,471	$43,915	$13,138
Working capital, excluding deferred revenue	75,824	92,638	47,440	22,023
Total assets	111,336	121,060	67,026	41,169
Deferred revenue	75,891	52,325	31,954	19,466
Total liabilities	101,372	75,441	53,568	35,155
Redeemable convertible preferred stock	—	—	88,989	49,092
Total stockholders’ equity (deficit)	9,964	45,619	(75,531)	(43,078)

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(unaudited)
	(in thousands)
Other Financial Data:
Non-GAAP Operating Loss (1)	(42,909)	(41,400)	(29,280)	(17,704)	(16,286)
Free Cash Flow (2)	(29,287)	(25,983)	(22,798)	(9,631)	(8,945)

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

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(unaudited)
	(in thousands)
Loss from operations	$(53,375)	$(51,972)	$(38,709)	$(21,830)	$(18,341)
Stock-based compensation	10,674	9,236	8,198	3,592	1,837
Payroll tax expense on secondary stock purchase transactions	—	1,327	1,225	534	218
Reversal of payroll tax expense on secondary stock purchase transactions	(217)	—	—	—	—
Amortization of acquisition related intangibles	9	9	6	—	—
Non-GAAP operating loss	$(42,909)	$(41,400)	$(29,280)	$(17,704)	$(16,286)

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(21,608)	$(19,351)	$(20,395)	$(8,634)	$(7,946)
Less: purchases of property and equipment and intangible assets	7,742	6,696	2,440	997	999
Plus: proceeds from disposals of property and equipment	63	64	37	—	—
Free cash flow	$(29,287)	$(25,983)	$(22,798)	$(9,631)	$(8,945)

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

We sell our applications and services primarily through a direct sales force and we engage in a variety of traditional and online marketing activities designed to provide sales lead generation, sales support and market awareness. A majority of our academic customers implement Canvas widely within their institutions and across school districts. This approach to wide initial deployments allows us to efficiently and broadly promote adoption and utilization of Canvas by students and faculty. Our corporate customers generally implement Bridge, by way of initial deployments across a functional area, before purchasing additional seats and expanding within the organization. We believe there is a significant opportunity to continue to penetrate our existing corporate customers and expand the use of Bridge within these customers. We also believe there is significant opportunity to continue to expand internationally.

As of December 31, 2016, we have grown to serve more than 2,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 40 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2016, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at each of December 31, 2016, 2015 and 2014. For 2016, 2015 and 2014, our revenue was $110.9 million, $73.2 million and $44.4 million, respectively, representing year-over-year growth of 51% and 65%. For 2016, 2015 and 2014, our net losses were, $53.6 million, $53.0 million and $41.4 million, respectively.

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

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. In 2016, 2015 and 2014 9%, 6% and 4%, respectively, of our revenue was derived from outside the United States. Our international operations are relatively new and we have limited experience operating in international markets, which increases the risk that our international expansion efforts may not be successful.

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

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of December 31, 2016, 2015 and 2014.

Backlog

Backlog represents future non-cancellable amounts to be invoiced under our agreements. We have generally signed multiple year subscription contracts for our applications. For these agreements, it is common to invoice an initial amount at contract signing followed by subsequent periodic invoices, generally annually. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our consolidated financial statements, and are considered by us to be backlog. Multiple-year payments are recorded as deferred revenue until recognized as revenue according to our revenue recognition policies and are not considered a component of backlog. As of December 31, 2016, 2015 and 2014, we had backlog of approximately, $213.0 million, $151.7 million and $113.2 million, respectively. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing of customer renewals.

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

Professional services and other revenue are derived primarily from implementation, training, and other consulting fees. Implementation services includes training and consulting services that generally take anywhere from 30 to 90 days to complete depending on customer-side complexity and timelines. It includes regularly scheduled and highly-structured activities to ensure customers progress toward better utilizing our applications. Most of these interactions take place over the phone and through the use of web meeting technology. Implementation services are recognized upon completion. Implementation services also include nonrefundable upfront fees, which are recorded over the longer of the contract term or the estimated customer life.

We include training with every implementation and offer additional training for a fee. The training offered is focused on creating confidence among users so they can be successful with our applications. Most training is performed remotely using web meeting technology. Because we have an established standalone value, we record training revenue upon the delivery of the training. Subscription training was introduced in 2016 and is recognized ratably in the same manner as subscription and support revenue described above.

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

Results of Operations

The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2016	2015	2014

	(in thousands)
Revenue:
Subscription and support	$97,115	$62,463	$38,093
Professional services and other	13,765	10,730	6,259
Total revenue	110,880	73,193	44,352
Cost of revenue:
Subscription and support	24,252	17,682	12,131
Professional services and other	8,497	6,391	2,982
Total cost of revenue	32,749	24,073	15,113
Gross profit	78,131	49,120	29,239
Operating expenses:
Sales and marketing	69,991	53,459	35,390
Research and development	35,973	24,151	21,290
General and administrative	25,542	23,482	11,268
Total operating expenses	131,506	101,092	67,948
Loss from operations	(53,375)	(51,972)	(38,709)
Other income (expense):
Interest income	352	39	32
Interest expense	(87)	(74)	(136)
Change in fair value of warrant liability	62	(653)	(2,518)
Other income (expense), net	(353)	(201)	(39)
Total other expense, net	(26)	(889)	(2,661)
Loss before income taxes	(53,401)	(52,861)	(41,370)
Income tax expense	(167)	(117)	(57)
Net loss	$(53,568)	$(52,978)	$(41,427)

	Year Ended December 31,
	2016	2015	2014
		(as a percentage of total revenue)
Revenue:
Subscription and support	88%	85%	86%
Professional services and other	12	15	14
Total revenue	100	100	100
Cost of revenue:
Subscription and support	22	24	27
Professional services and other	8	9	7
Total cost of revenue	30	33	34
Gross profit	70	67	66
Operating expenses:
Sales and marketing	63	73	80
Research and development	32	33	48
General and administrative	23	32	25
Total operating expenses	118	138	153
Loss from operations	(48)	(71)	(87)
Other income (expense):
Interest income	0	0	0
Interest expense	(0)	(0)	0
Change in fair value of warrant liability	0	(1)	(6)
Other income (expense), net	(0)	(0)	0
Total other expense, net	(0)	(1)	(6)
Loss before income taxes	(48)	(72)	(93)
Income tax expense	(0)	(0)	0
Net loss	(48)%	(72)%	(93)%

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Subscription and support	$97,115	$62,463	$34,652	55%
Professional services and other	13,765	10,730	3,035	28
Total revenue	$110,880	$73,193	$37,687	51

Subscription and support revenue increased $34.7 million for the year ended December 31, 2016 primarily due to an increase in the total number of customers, which grew from approximately 1,800 as of December 31, 2015 to well over 2,000 as of December 31, 2016.

Professional services and other revenue increased $3.0 million for the year ended December 31, 2016 primarily due to an increase in new customers discussed above and an increase in the training completion rate.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$24,252	$17,682	$6,570	37%
Professional services and other	8,497	6,391	2,106	33
Total cost of revenue	$32,749	$24,073	$8,676	36
Gross margin percentage:
Subscription and support	75%	72%
Professional services and other	38	40
Total gross margin	70	67

Total cost of revenue increased $8.7 million for the year ended December 31, 2016 primarily due to an increase in employee-related costs, web hosting costs and third-party software license costs, amortization of developed technology and allocated overhead expenses. Total gross margin increased due to the impact of improved leverage of our web hosting costs relative to the growth in subscription and support revenue.

Subscription and support cost of revenue increased $6.6 million for the year ended December 31, 2016 primarily due to an increase in web hosting and third-party software license costs, employee-related costs, amortization of developed technology and allocated overhead expenses. Web hosting and third-party software license costs increased $3.1 million due to the increase in total customers. Employee-related costs increased $2.3 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $0.6 million due to the continued development of our software platform. Allocated overhead expenses and other insignificant items increased $0.6 million primarily due to higher rent and communication expense and maintenance on our facilities.

Professional services and other costs of revenue increased $2.1 million for the year ended December 31, 2016 primarily due to an increase in employee-related costs and allocated overhead expenses. Employee-related costs increased $1.6 million as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings. Travel and outsider contractor costs increased $0.2 million due to the increase in total customers and demand for training and professional services. Allocated overhead expenses and other insignificant items increased $0.3 million primarily due to higher rent and communication expense and maintenance on our facilities.

Operating Expenses

Sales and Marketing

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$69,991	$53,459	$16,532	31%

Sales and marketing expenses increased $16.5 million for the year ended December 31, 2016 primarily due to an increase in employee-related and sales commission costs, expansion of our marketing programs, travel, information technology and allocated overhead expenses. Employee-related and sales commission costs increased $12.6 million as a result of hiring of additional employees domestically and internationally and growth in our customer base. Marketing program costs increased $1.7 million due to continued expansion into international and corporate markets and growth in our annual user conference, InstructureCon. Travel costs increased $0.8 million as we continue to expand our sales and marketing organization and grow our customer base. Information technology expenses increased $0.8 million as we continue to automate our internal systems. Allocated overhead expenses increased $0.6 million primarily due to higher rent and communication expense and maintenance on our facilities.

Research and Development

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$35,973	$24,151	$11,822	49%

Research and development expenses increased $11.8 million for the year ended December 31, 2016 primarily due to an increase in employee-related costs, information technology, and allocated overhead expenses.  Employee-related costs increased $10.2 million, information technology expenses increased $0.8 million, as we continue to grow our engineering organization to develop new applications and continue to develop additional features for Canvas and Bridge.  Allocated overhead expenses increased $0.4 million primarily due to higher rent and communication expense and maintenance on our facilities.  Outside contractors and other insignificant items increase by $0.4 million primarily due to outsourced development and depreciation on capital equipment.

General and Administrative

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$25,542	$23,482	$2,060	9%

General and administrative expenses increased $2.1 million for the year ended December 31, 2016 primarily due to an increase in employee-related costs, information technology, third-party services and allocated overhead expenses. Stock-based compensation decreased $3.4 million resulting from expense associated with the purchase, by an investor, of common stock from current and former employees at a premium over fair value offset by salaries and wages of $2.3 million.  Our information technology expenses increased $0.9 million as we continued to automate our internal systems. Third-party services increased $1.2 million primarily due to legal and administrative costs relating to our continued expansion. Allocated overhead and other insignificant expenses increased $1.1 million primarily due to increased business insurance, higher rent and communication expense, maintenance on our facilities and depreciation of capital equipment.

Other Income (Expense)

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Other expense, net	$(26)	$(889)	$863	-97%

Other expense, net includes interest income and expense, the change in fair value of warrant liability and the impact of foreign currency transaction gains and losses. Other expense, net decreased $0.9 million for the year ended December 31, 2016 as the change in fair value of warrant liability decreased $0.7 million due to the exercise of the majority of common stock warrants in February 2016, in addition to a net decrease in the fair value of the warrant liability for the period.  This expense was further decreased by $0.3 million due to an increase in interest income and was partially offset by a $0.1 million increase in net foreign currency transaction losses.

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

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$17,682	$12,131	$5,551	46%
Professional services and other	6,391	2,982	3,409	114
Total cost of revenue	$24,073	$15,113	$8,960	59
Gross margin percentage:
Subscription and support	72%	68%
Professional services and other	40	52
Total gross margin	67	66

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

Other Income (Expense)

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Other expense, net	$(889)	$(2,661)	$1,772	(67)%

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

Liquidity and Capital Resources

As of December 31, 2016, we had $44.5 million of cash and cash equivalents and $23.9 million in short-term marketable securities. We believe our cash and cash equivalents, short-term marketable securities, cash flows from operations and available borrowings under our credit facility will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2015, we entered into an amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank, or SVB. The agreement provides for up to $15.0 million in revolving borrowings (subject to increase to $25.0 million in the lender’s sole discretion). Availability is subject to a formula based on our monthly recurring revenue. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2017, at which time the principal amount of all outstanding advances becomes due and payable. We are obligated to pay a fee equal to 0.25% per year, payable quarterly in respect of any unused borrowing capacity under the credit facility. As of December 31, 2016, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions and dividends to stockholders. The agreement also includes a financial covenant requiring the achievement of minimum bookings on a trailing three month basis, tested monthly. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of December 31, 2016, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014

	(in thousands)
Net cash used in operating activities	$(21,608)	$(19,351)	$(20,395)
Net cash (used in) provided by investing activities	(31,306)	(6,469)	10,003
Net cash provided by financing activities	6,982	72,376	41,169

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

Net cash used in operating activities during 2016 primarily reflected our net loss of $53.6 million, offset by non-cash expenses that included $10.7 million of stock-based compensation and $4.4 million of depreciation and amortization. Working capital sources of cash included a net increase of $23.6 million in deferred revenue primarily resulting from the growth in customers during the period and a $3.7 million increase in accounts payable and accrued liabilities.  These sources were partially offset by an increase in accounts receivable of $8.8 million, an increase in prepaids and other assets of $0.8 million and a decrease to deferred rent and other liabilities of $0.8 million.

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

Net cash used in investing activities during 2016 was $31.3 million, consisting primarily of purchases of marketable securities of $28.8 million, partially offset by $5.1 million of cash maturities from our marketable securities.  Other cash used in investing activities includes $7.7 million of purchased software licenses, classified within intangible assets, and property and equipment, including capitalized software development costs. These uses were offset by $0.1 million of proceeds from disposals of property and equipment.

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

Net cash provided by financing activities for 2016 was $7.0 million and consisted of proceeds received from the issuance of common stock under employee equity plans.

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

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during the course of business. Below is a table that shows the projected outlays as of December 31, 2016:

		Payments due by Period:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$67,947	$5,728	$13,396	$13,718	$35,105

We lease our office facilities under non-cancelable operating leases. As of December 31, 2016, we had leases that expire at various dates through 2029.

Letters of Credit

As of December 31, 2016, we had a total of $721,060 in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through March 2023.

Off-Balance Sheet Arrangements

During 2016, 2015 and 2014, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Income Taxes

As of December 31, 2016, we had approximately $127.4 million and $147.4 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2018 for state tax purposes. As of December 31, 2016, we also had federal research and development tax credit carryforwards of approximately $2.5 million and state research and investment credit carryforwards of $0.8 million. If not utilized, the federal and state carryforwards will expire at various dates through 2034.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Due to our cumulative losses, we maintain a full valuation allowance against our deferred tax assets as of December 31, 2016. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with GAAP. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenue, results of operations and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty, and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We primarily generate revenue from multiple element arrangements, which typically include subscriptions to our online software, support and training, implementation, custom training and consulting services. Our customers do not have the right to take possession of the online software solution. Revenue from subscriptions is recognized ratably over the subscription period beginning on the date the subscription is made available to customers. Implementation services are recognized upon completion. Nonrefundable upfront fee revenue is recorded over the longer of the contract term or the estimated customer life. We recognize revenue from training and consulting services as the services are provided. Amounts billed that have not yet met the applicable revenue recognition criteria are recorded as deferred revenue.

As part of accounting for multiple element arrangements, we must assess if each component has value on a standalone basis and should be treated as a separate unit of accounting. There is an in-depth process that we undergo to determine the standalone value for each component where we determine if an individual component could be sold by itself or if the component is sold by other third parties. If the component has standalone value upon delivery, we account for each component separately. Subscription services have standalone value as they are often sold separate from all other services. Implementation services, which includes training and consulting services, have standalone value as they are often sold separately from other services. Implementation services also includes nonrefundable upfront fees that do not have standalone value as they are not sold separately by us or by third parties. Training and consulting services have standalone value as they are sold separately by us and by third parties.

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

We are evaluating the new revenue recognition guidance of ASC 606, effective January 1, 2018, and the adoption of this new guidance may have a material effect on the presentation of our consolidated financial statements. Refer to the “Recent Accounting Pronouncements” section below.

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

We use the market closing price of our common stock as reported on the New York Stock Exchange for the fair value of restricted stock units (“RSUs”) granted.

We use the Black-Scholes option pricing model to measure the fair value of our stock options and purchase rights issued to employees under our 2015 Employee Stock Purchase Plan, or ESPP, when they are granted. We make several estimates in determining our stock-based compensation for these stock options and purchase rights. These assumptions and estimates are as follows:

•	Fair Value of Common Stock. Refer to the “Valuation of Common Stock” section below for assumptions used by management in estimating the fair value of common stock.
•

Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options. The expected term of employee option awards is determined using the average midpoint between vesting and the contractual term for outstanding awards, or the simplified method, because we do not yet have a sufficient history of option exercises. We consider this appropriate as we plan to see significant changes to our equity structure in the future and there is no other method that would be more indicative of exercise activity. For the ESPP, we use an expected term of 0.5 years to match the offering period.

•

Expected Volatility. Since, we did not have a trading history of our common stock, the expected volatility was determined based on the historical stock volatilities of our comparable companies. To determine our peer companies, we used the following criteria: software or software-as-a-service companies; similar histories and relatively comparable financial leverage; sufficient public company trading history; and in similar businesses and geographical markets. We used the peers’ stock price volatility over the expected life of our granted options to calculate the expected volatility. We intend to continue to apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be used in the calculation. For the ESPP, we use the trading history of our own common stock to determine expected volatility.

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

In addition to the assumptions used in the Black-Scholes option-pricing model with respect to stock options and purchase rights, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures, although we do not have sufficient history, over the expected term. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in our financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our financial statements.

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

Recent Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions. The new guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. We will adopt the standard in the three months ended March 31, 2017. Upon adoption, we will recognize the previously unrecognized excess tax benefits through a cumulative-effect adjustment to accumulated deficit. The previously unrecognized excess tax effects will be recorded as a deferred tax asset, which will be fully offset by a valuation allowance. We will apply the change in presentation to the statements of cash flows retrospectively and no longer classify the excess tax benefits from employee stock plans as a reduction from operating cash flows for all periods presented.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of 2015. Prior periods in our consolidated financial statements were not retrospectively adjusted.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement.  This guidance simplifies entities’ processes as it provides criteria to determine whether cloud computing arrangements contain a software license and should be account for as internal-use-software under ASC 350-40.  We elected to prospectively adopt the accounting standard in the beginning of our first quarter of 2016.  Prior periods in our consolidated financial statements were not retrospectively adjusted. Starting in our first quarter of 2016, if an arrangement included a software license, as defined by this ASU, then we accounted for the software license element of the arrangement in the intangible assets, net line item of the consolidated balance sheets rather than recording the amount in property and equipment, net.  Implementation costs associated with software licenses were expensed as incurred.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers: Topic 606”, as amended, (“ASU 2014-09”). The standard supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The standard also provides guidance on the recognition of costs related to obtaining customer contracts.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017.  We will adopt the new standard effective January 1, 2018.  The new standard permits adoption using either of two methods: (1) full retrospective application of the standard to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard, or (2) modified retrospective application of the standard with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. We are currently considering adopting the new standard using the full retrospective method. Our ability to adopt using the full retrospective method is dependent on several factors, including the significance of the impact of the new standard to the Company’s financial results, system readiness and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.

We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. Furthermore, we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard.

Under the current revenue recognition guidance, we have historically concluded that nonrefundable upfront fees do not have standalone value, and accordingly, we have recognized those fees over the longer of the contract term or customer life. Under the new standard, we have preliminarily concluded that nonrefundable upfront fees are not considered a separate performance obligation.  As such, the consideration related to the nonrefundable upfront fees would be allocated across the other performance obligations included in the contract.  Furthermore, under the current revenue recognition guidance we limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the delivery of future services.  Under the new standard, the concept of contingent revenue no longer exists.  Depending on the outcome of our evaluation, the timing of when revenue is recognized could change significantly for nonrefundable upfront fees and our multi-year subscription agreements.

As part of our preliminary evaluation, we have also considered the impact of the standard’s requirements with respect to capitalization and amortization of incremental costs of obtaining a contract. Under our current accounting policy, incremental costs of obtaining a contract are expensed as incurred. The new standard requires the capitalization of all incremental costs that we incur to obtain a contract with a customer that would not have been incurred if the contract had not been obtained, provided we expect to recover those costs.

While we continue to assess all potential impacts under the new standard, including the areas described above, and anticipate this standard could have a material impact on our consolidated financial statements, we do not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2016, we had cash, cash equivalents and investments of $68.4 million consisting of cash, marketable securities and money market accounts in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

INSTRUCTURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Instructure, Inc.

We have audited the accompanying consolidated balance sheets of Instructure, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Instructure, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 10, 2017

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$44,539	$90,471
Short term marketable securities	23,895	325
Accounts receivable—net of allowance of $241 and $225 at December 31, 2016 and 2015, respectively	18,072	9,523
Prepaid expenses	5,434	5,010
Other current assets	936	614
Total current assets	92,876	105,943
Property and equipment, net	14,733	11,732
Goodwill	989	989
Intangible assets, net	760	444
Noncurrent prepaid expenses	984	749
Other assets	994	1,203
Total assets	$111,336	$121,060
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,374	$3,912
Accrued liabilities	10,905	8,852
Deferred rent	773	541
Deferred revenue	72,747	49,384
Total current liabilities	89,799	62,689
Deferred revenue, net of current portion	3,144	2,941
Deferred rent, net of current portion	8,372	9,078
Warrant liability	25	331
Other long-term liabilities	32	402
Total liabilities	101,372	75,441
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000 shares authorized as of December 31, 2016 and 2015; no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, par value of $0.0001 per share; 200,000 shares authorized as of December 31, 2016 and 2015; 28,554 shares issued and outstanding as of December 31, 2016; 28,368 shares issued and 27,240 shares outstanding at December 31, 2015	3	4
Treasury stock, 0 and 1,128 common shares, at cost, as of December 31, 2016 and 2015, respectively	—	(1)
Additional paid-in capital	206,442	188,517
Accumulated other comprehensive income	(12)	—
Accumulated deficit	(196,469)	(142,901)
Total stockholders’ equity	9,964	45,619
Total liabilities and stockholders’ equity	$111,336	$121,060

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

Revenue:
Subscription and support	$97,115	$62,463	$38,093
Professional services and other	13,765	10,730	6,259
Total revenue	110,880	73,193	44,352
Cost of revenue:
Subscription and support	24,252	17,682	12,131
Professional services and other	8,497	6,391	2,982
Total cost of revenue	32,749	24,073	15,113
Gross profit	78,131	49,120	29,239
Operating expenses:
Sales and marketing	69,991	53,459	35,390
Research and development	35,973	24,151	21,290
General and administrative	25,542	23,482	11,268
Total operating expenses	131,506	101,092	67,948
Loss from operations	(53,375)	(51,972)	(38,709)
Other income (expense):
Interest income	352	39	32
Interest expense	(87)	(74)	(136)
Change in fair value of warrant liability	62	(653)	(2,518)
Other income (expense), net	(353)	(201)	(39)
Total other expense, net	(26)	(889)	(2,661)
Loss before income taxes	(53,401)	(52,861)	(41,370)
Income tax expense	(167)	(117)	(57)
Net loss	$(53,568)	$(52,978)	$(41,427)
Deemed dividends to investors	—	(632)	—
Net loss attributable to common stockholders	$(53,568)	$(53,610)	$(41,427)
Net loss per common share attributable to common stockholders, basic and diluted	$(1.92)	$(6.07)	$(7.50)
Weighted average common shares used in computing basic and diluted net loss per common share attributable to common stockholders	27,838	8,838	5,525

See accompanying notes

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net loss	$(53,568)	$(52,978)	$(41,427)
Other comprehensive loss:
Unrealized loss on marketable securities	(12)	—	—
Comprehensive loss	$(53,580)	$(52,978)	$(41,427)

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable		Common					Accumulated		Total
	Convertible		Stock, $0.001		Common		Additional	Other		Stockholders’
	Preferred Stock		Par Value		Treasury Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balances at December 31, 2013	12,779	49,092	4,911	1	(1,128)	(1)	5,413	5	(48,496)	(43,078)
Exercise of common stock options	—	—	2,469	—	—	—	528	—	—	528
Vesting of common stock subject to repurchase	—	—	—	—	—	—	149	—	—	149
Stock-based compensation	—	—	—	—	—	—	8,198	—	—	8,198
Grant of restricted stock awards	—	—	73	—	—	—	—	—	—	—
Issuance of Series E redeemable convertible preferred stock—net of issuance costs of $103	1,825	39,897	—	—	—	—	—	—	—	—
Common stock issued in 12 Spokes acquisition	—	—	23	—	—	—	104	—	—	104
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(6)	—	(6)
Reclassification of gain on marketable securities to earnings	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	(41,427)	(41,427)
Balances at December 31, 2014	14,604	88,989	7,476	1	(1,128)	(1)	14,392	—	(89,923)	(75,531)
Exercise of common stock options	—	—	223	—	—	—	349	—	—	349
Vesting of common stock subject to repurchase	—	—	—	—	—	—	48	—	—	48
Stock-based compensation	—	—	—	—	—	—	9,236	—	—	9,236
Exercise of redeemable convertible preferred stock warrant	373	4,149	—	—	—	—	—	—	—	—
Issuance of common stock in relation to Initial Public Offering, net of offering cost incurred of $3,936	—	—	5,060	1	—	—	71,356	—	—	71,357
Conversion of redeemable convertible preferred stock to common stock	(14,977)	(93,770)	15,652	2	—	—	93,768	—	—	93,770
Cancellation of restricted stock awards	—	—	(43)	—	—	—	—	—	—	—
Deemed dividends to investors	—	632	—	—	—	—	(632)	—	—	(632)
Net loss	—	—	—	—	—	—	—	—	(52,978)	(52,978)
Balances at December 31, 2015	—	—	28,368	4	(1,128)	(1)	188,517	—	(142,901)	45,619
Issuance of common stock under employee stock purchase plans	—	—	1,051	—	—	—	7,009	—	—	7,009
Vesting of common stock subject to repurchase	—	—	—	—	—	—	25	—	—	25
Vested restricted stock units, net	—	—	185	—	—	—	—	—	—	0
Shares withheld for tax withholding on vesting of restricted stock	—	—	—	—	—	—	(27)	—	—	(27)
Stock-based compensation	—	—	—	—	—	—	10,674	—	—	10,674
Retirement of treasury stock	—	—	(1,128)	(1)	1,128	1	—	—	—	0
Exercise of common stock warrant	—	—	78	—	—	—	244	—	—	244
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	(53,568)	(53,568)
Balances at December 31, 2016	—	$—	28,554	$3	—	$—	$206,442	$(12)	$(196,469)	$9,964

See accompanying notes

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Operating Activities:
Net loss	$(53,568)	$(52,978)	$(41,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	3,981	2,672	1,760
Amortization of intangible assets	405	309	306
Amortization of deferred financing costs	46	54	61
Change in fair value of warrant liability	(62)	653	2,575
Excess tax benefit for stock-based compensation	—	—	(872)
Stock-based compensation	10,674	9,236	8,198
Other	92	193	200
Changes in assets and liabilities:
Accounts receivable, net	(8,837)	(1,532)	(4,335)
Prepaid expenses and other assets	(818)	(2,673)	(2,296)
Accounts payable and accrued liabilities	3,732	3,938	2,542
Deferred revenue	23,566	20,371	12,488
Deferred rent	(474)	719	515
Other liabilities	(345)	(313)	(110)
Net cash used in operating activities	(21,608)	(19,351)	(20,395)
Investing Activities:
Purchases of property and equipment	(7,021)	(6,696)	(2,440)
Purchases of intangible assets	(721)	—	(6)
Proceeds from disposal of property and equipment	63	64	37
Purchases of marketable securities	(28,752)	(1,456)	(1,155)
Sale of marketable securities	—	—	10,402
Maturities of marketable securities	5,125	1,619	3,415
Acquisition of 12 Spokes	—	—	(250)
Net cash (used in) provided by investing activities	(31,306)	(6,469)	10,003
Financing Activities:
IPO proceeds, net of offering costs paid of $3,261	—	72,032	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs of $0, $0 and $103 in the years ended December 31, 2016, 2015 and 2014, respectively	—	—	39,897
Proceeds from exercise of redeemable convertible preferred stock warrants	—	250	—
Proceeds from issuance of common stock from employee equity plans	7,009	349	751
Shares repurchased for tax withholdings on vesting of restricted stock	(27)	—	—
Payments of line of credit financing costs	—	(32)	(80)
Repayment of capital lease obligations	—	(223)	(271)
Excess tax benefit for stock-based compensation	—	—	872
Net cash provided by financing activities	6,982	72,376	41,169
Net increase in cash and cash equivalents	(45,932)	46,556	30,777
Cash and cash equivalents, beginning of period	90,471	43,915	13,138
Cash and cash equivalents, end of period	$44,539	$90,471	$43,915
Supplemental cash flow disclosure:
Cash paid for taxes	$163	$67	$11
Cash paid for interest	$—	$19	$51
Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$(93,770)	$—
Leasehold improvements	$—	$23	$—
Issuance of common stock for exercise of common stock warrant	$244	$—	$—
Capital expenditures incurred but not yet paid	$174	$138	$33
Line of credit financing costs	$—	$—	$58
Issuance of common stock for acquisition	$—	$—	$104
Deemed dividends to investors	$—	$632	$—
Vesting of common stock subject to repurchase	$25	$48	$149

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Such estimates, which we evaluate on an on-going basis, include allowances for doubtful accounts, useful lives for property and equipment and intangible assets, valuation of marketable securities, valuation allowances for net deferred income tax assets, valuation of stock-based compensation and common stock, preferred stock warrants, the best estimate of selling price of deliverables included in multiple-deliverable revenue arrangements and the weighted average customer life used in the recognition of nonrefundable upfront fees. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

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

For purposes of this calculation, options to purchase common stock, common stock and redeemable convertible preferred stock warrants, and redeemable convertible preferred stock are considered to be common stock equivalents. For 2014, we applied the two-class method to calculate our basic and diluted net loss per share of common stock, as our redeemable convertible preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per common share attributable to common stockholders as we were in a loss position for each of the periods presented and the redeemable convertible preferred stockholders do not participate in losses.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014

Numerator:
Net loss attributable to common stockholders	$(53,568)	$(53,610)	$(41,427)

Denominator:
Weighted-average common shares outstanding—basic	27,852	8,924	5,750
Less: Weighted-average common stock subject to repurchase	(14)	(86)	(225)
Total weighted-average common shares outstanding—basic	27,838	8,838	5,525
Dilutive effect of share equivalents resulting from stock options, unvested restricted stock awards, common stock warrants, common stock subject to repurchase, redeemable convertible preferred stock warrants and redeemable convertible preferred stock (as converted)	—	—	—
Weighted-average common shares outstanding-diluted	27,838	8,838	5,525
Net loss per common share attributable to common stockholders, basic and diluted	$(1.92)	$(6.07)	$(7.50)

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

For the years ended December 31, 2016, 2015, and 2014, we incurred net losses and, therefore, the effect of our outstanding stock options, unvested restricted stock, restricted stock units, common stock warrants, common stock subject to repurchase, redeemable convertible preferred stock warrants and redeemable convertible preferred stock was not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	Year Ended December 31,
	2016	2015	2014

Options to purchase common stock	3,106	4,101	2,994
Common stock warrants	17	103	103
Redeemable convertible preferred stock warrants	—	—	373
Common stock subject to repurchase	—	45	135
Redeemable convertible preferred stock (as converted)	—	—	14,604
Unvested restricted stock awards	—	—	58
Restricted stock units	1,133	196	—
Total	4,256	4,445	18,267

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

There were no customers with revenue as a percentage of total revenue exceeding 10% for the periods presented.

The following table depicts the largest customers’ outstanding net accounts receivable balance as a percentage of the total outstanding net accounts receivable balance:

	Year Ended December 31,
	2016	2015

Customer A	14.0%	21.0%
Customer B	—	11.0%
Customer C	—	11.0%
Total	14.0%	43.0%

There were no other customers with outstanding net accounts receivable balances as a percentage of the total outstanding net accounts receivable balance greater than 10% as of December 31, 2016 and 2015.

In 2014, we began international operations. Because our long-term growth strategy involves further expansion of our sales to customers outside of the United States, our business will be susceptible to risks associated with international operations. Refer to Note 6— Geographic Data for details.

Cash and Cash Equivalents

We consider all short-term highly liquid investments purchased with original maturities of three months or less at the time of acquisition to be cash equivalents.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Marketable Securities

We hold investments in marketable securities, consisting of corporate debt securities and commercial paper. We classify our marketable securities as available-for-sale investments as we neither buy and hold securities for the purpose of selling them in the near future nor intend to hold securities to maturity. We classify our marketable securities as short term on the consolidated balance sheet for all purchased investments with contractual maturities that are less than one year as of the balance sheet date. Our marketable securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income in stockholders’ equity. Unrealized losses are charged against other income (expense), net when a decline in fair value is determined to be other-than-temporary. We have not recorded any such impairment charge in the periods presented. We determine realized gains or losses on sale or maturity of marketable securities on a specific identification method, and record such gains or losses as other income (expense), net.

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

The following is a roll-forward of our allowance for doubtful accounts (in thousands):

	Balance	Charged to		Balance at
	Beginning	Costs or		End of
	of Period	Expenses	Deductions(1)	Period
Allowance for Doubtful Accounts
Year ended December 31, 2016	$225	$600	$(584)	$241
Year ended December 31, 2015	$135	$232	$(142)	$225
Year ended December 31, 2014	$53	$109	$(27)	$135

(1)	Deductions include actual accounts written-off, net of recoveries.

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

Repairs and maintenance costs that do not extend the useful life or improve the related assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or over the related lease terms (if shorter). The estimated useful life of each asset category is as follows:

Estimated Useful Life
Computer and office equipment	2-3 years
Purchased software	2-3 years
Furniture and fixtures	2-5 years
Capitalized software development costs	3 years
Leasehold improvements and other	lesser of lease term or useful life (2-10 years)

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

Fair Value

Our short-term financial instruments include accounts receivable, accounts payable and accrued liabilities and are carried in the consolidated financial statements as of December 31, 2016 and 2015 at amounts that approximate fair value due to their short-term maturity dates.

Goodwill

Goodwill represents the excess cost of the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization, but is monitored annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in our use of acquired assets or the strategy of our overall business; (3) significant negative industry or economic trends; and (4) a significant decline in our stock price for a sustained period. We perform our annual impairment test on October 31st. We operate under one reporting unit and, as a result, evaluate goodwill impairment based on our fair value as a whole. Our current year impairment test did not result in any impairment of the goodwill balance. We did not recognize an impairment charge in any of the periods presented. We have no other intangible assets with indefinite useful lives.

Liability for Common Stock Warrants

We account for freestanding warrants to purchase shares of our common stock that are not considered indexed to our own stock as warrant liabilities on our consolidated balance sheets. Under Accounting Standards Codification, or ASC, 815, we record the liability-classified common stock warrants issued in conjunction with our credit facility at their estimated fair value because they are free standing and the number of shares exercisable under this warrant to purchase our common stock increases if the loan balance exceeds $7,500,000 (see Note 7— Stockholders’ Equity). At the end of each reporting period, changes in the estimated fair value of the warrants to purchase shares of common stock are recorded as a change in fair value of warrant liability in the consolidated statements of operations.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Liability for Redeemable Convertible Preferred Stock Warrants

We account for freestanding warrants to purchase shares of our contingently redeemable convertible preferred stock as warrant liability on our consolidated balance sheets. We record the redeemable convertible preferred stock warrants at their estimated fair value because these warrants may contingently obligate us to redeem the underlying redeemable convertible preferred stock at some point in the future. At the end of each reporting period, changes in the estimated fair value of the warrant liability is recorded as change in fair value of warrant liability in the consolidated statements of operations until the earlier of the exercise or expiration of the warrants, or the completion of a qualifying liquidation event including an initial public offering, at which time the redeemable convertible preferred stock issuable upon exercise of the warrants would become common stock and the related liability would be reclassified to common stock, the redeemable convertible preferred stock warrants were exercised in February 2015. In connection with the exercise of the warrant, the warrant liability was marked to market one last time as of the settlement date. The resulting warrant liability of $3,899,000 and the cash received of $250,000 were recorded as redeemable convertible preferred stock, which then converted to common stock upon our IPO.

Revenue Recognition

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

Because we provide our applications as a service and customers do not take possession of the software, these arrangements are accounted for as service contracts. For arrangements with multiple deliverables, we follow the guidance provided in ASC 605-25, Revenue Recognition for Multiple-Element Arrangements. In accordance with this guidance, deliverables in multiple-deliverable arrangements are accounted for as separate units of accounting if the delivered items have standalone value. If the deliverables in a multiple-deliverable arrangement do not have standalone value, the revenue associated with the deliverables is recognized ratably as a single unit of accounting over the period commencing upon delivery of the final deliverable and over the term of that deliverable. We allocate revenue to each deliverable in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or best estimate of the selling price, or BESP, if neither VSOE nor TPE is available. The total arrangement fee for a multiple-deliverable arrangement is allocated based on the relative VSOE, TPE, or BESP of each element, and the amount of revenue recognized is limited to the amount that is not contingent upon the delivery of future services.

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

As subscription and support revenue are delivered over the entire length of the arrangement (the service period), they are recognized ratably beginning on the date our service is made available to customers through the end of the service period and all other revenue recognition criteria have been met. Implementation services include training and consulting services that generally take 30 to 90 days to complete.  Implementation services have standalone value as the services are often sold separately. Implementation services are recognized upon completion.  Implementation services also include nonrefundable upfront fees that do not have standalone value. As such, we defer revenue for the nonrefundable upfront fees and recognize the revenue over the longer of the contract term or estimated customer life. Training and professional services are sold with subscriptions and separately (i.e., not sold contemporaneously with the negotiation of a subscription contract) and we have determined each has standalone value. As a result, these services are recognized as revenue when the related services are delivered, which is generally within two to twelve months from the date of contract. Subscription training was introduced in 2016 and is recognized ratably in the same manner as subscription and support revenue described above.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

We also derive revenue from fees for separate, project-based custom application development, integrations, content services and change management consulting services. Pricing of these projects is generally either fixed fee or time and material based. We recognize revenue from these service arrangements in accordance with ASC 605. To the extent that adequate project reporting of time incurred and time to complete records exist, we recognize consulting services revenue as the services are performed under the proportionate performance method. In situations where we are unable to utilize the proportional performance method, for example due to either the lack of adequate documentation of time incurred or to be incurred, we recognize revenue based on the milestone method if individual milestones with substantive value to the customer exist. If neither of these two methods is able to be utilized, revenue recognition is deferred until the contract is completed. During the years ended December 31, 2016, 2015, and 2014 there was $383,000, $0 and $0 revenue recognized under the proportionate performance method, respectively. We recognized $184,000, $517,000, and $223,000 in revenue under the milestone method for 2016, 2015, and 2014, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expenses totaled $8,673,000, $6,965,000, and $3,849,000 for 2016, 2015 and 2014, respectively.

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

We use the market closing price of our common stock as reported on the New York Stock Exchange for the fair value of restricted stock units (“RSUs”) granted.

We use the Black-Scholes option pricing model to determine the fair value of stock options issued to our employees, as well as purchase rights issued to employees under our 2015 Employee Stock Purchase Plan, or ESPP. The Black-Scholes option pricing model is affected by the unit price and a number of assumptions, including the award’s expected life, risk-free interest rate, the expected volatility of the underlying stock and expected dividends.

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

•

Expected Term. We estimate the expected term for stock options using the simplified method due to the lack of historical exercise activity for our company. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. For the ESPP, we use an expected term of 0.5 years to match the offering period.

•

Volatility. We estimate the price volatility factor based on the historical volatilities of our comparable companies as we do not have a sufficient trading history for our common stock. To determine our comparable companies, we consider public enterprise cloud-based application providers and select those that are similar to us in size, stage of life cycle, and financial leverage. We intend to continue to apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. For the ESPP, we use the trading history of our own common stock to determine expected volatility.

•	Dividend Yield. We have not paid and do not expect to pay dividends for the foreseeable future.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in a foreign currency are revalued into U.S. dollars at the exchange rates in effect at the balance sheet dates. Income and expense accounts are revalued on the date of the transaction using the exchange rate in effect on the transaction date. Non-monetary assets, liabilities, and equity transactions are converted at historical exchange rates in effect at the time of the transaction. Foreign currency transaction gains and losses are recorded in other income (expense), net. During 2016, 2015 and 2014, a net foreign currency transaction loss of $339,000, $176,000 and $67,000 was recorded in the consolidated statements of operations, respectively.

Research and Development

With the exception of capitalized software development costs, research and development costs are expensed as incurred.

Commissions

We recognize commission expense related to subscriptions in the period in which the contract is signed.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

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

Income Taxes

Deferred tax assets and liabilities are accounted for using the asset and liability method and represent the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to be in effect when these temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2016 and 2015, the majority of deferred tax assets are offset by a valuation allowance. We recognize interest and penalties as a component of income tax expense.

Recent Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions. The new guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. We will adopt the standard in the three months ended March 31, 2017. Upon adoption, we will recognize the previously unrecognized excess tax benefits through a cumulative-effect adjustment to accumulated deficit. The previously unrecognized excess tax effects will be recorded as a deferred tax asset, which will be fully offset by a valuation allowance. We will apply the change in presentation to the statements of cash flows retrospectively and no longer classify the excess tax benefits from employee stock plans as a reduction from operating cash flows for all periods presented.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of 2015. Prior periods in our consolidated financial statements were not retrospectively adjusted.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement.  This guidance simplifies entities’ processes as it provides criteria to determine whether cloud computing arrangements contain a software license and should be account for as internal-use-software under ASC 350-40.  We elected to prospectively adopt the accounting standard in the beginning of our first quarter of 2016.  Prior periods in our consolidated financial statements were not retrospectively adjusted. Starting in our first quarter of 2016, if an arrangement included a software license, as defined by this ASU, then we accounted for the software license element of the arrangement in the intangible assets, net line item of the consolidated balance sheets rather than recording the amount in property and equipment, net.  Implementation costs associated with software licenses were expensed as incurred.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers: Topic 606”, as amended, (“ASU 2014-09”). The standard supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The standard also provides guidance on the recognition of costs related to obtaining customer contracts.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017.  We will adopt the new standard effective January 1, 2018.  The new standard permits adoption using either of two methods: (1) full retrospective application of the standard to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard, or (2) modified retrospective application of the standard with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. We are currently considering adopting the new standard using the full retrospective method. Our ability to adopt using the full retrospective method is dependent on several factors, including the significance of the impact of the new standard to the Company’s financial results, system readiness and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.

We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. Furthermore, we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard.

Under the current revenue recognition guidance, we have historically concluded that nonrefundable upfront fees do not have standalone value, and accordingly, we have recognized those fees over the longer of the contract term or customer life. Under the new standard, we have preliminarily concluded that nonrefundable upfront fees are not considered a separate performance obligation.  As such, the consideration related to the nonrefundable upfront fees would be allocated across the other performance obligations included in the contract.  Furthermore, under the current revenue recognition guidance we limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the delivery of future services.  Under the new standard, the concept of contingent revenue no longer exists.  Depending on the outcome of our evaluation, the timing of when revenue is recognized could change significantly for nonrefundable upfront fees and our multi-year subscription agreements.

As part of our preliminary evaluation, we have also considered the impact of the standard’s requirements with respect to capitalization and amortization of incremental costs of obtaining a contract. Under our current accounting policy, incremental costs of obtaining a contract are expensed as incurred. The new standard requires the capitalization of all incremental costs that we incur to obtain a contract with a customer that would not have been incurred if the contract had not been obtained, provided we expect to recover those costs.

While we continue to assess all potential impacts under the new standard, including the areas described above, and anticipate this standard could have a material impact on our consolidated financial statements, we do not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

2. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015

Computer and office equipment	$3,918	$2,717
Purchased software	1,074	1,074
Capitalized software development costs	6,947	3,460
Furniture and fixtures	2,701	1,890
Leasehold improvements and other	9,413	8,096
	24,053	17,237
Less accumulated depreciation and amortization	(9,320)	(5,505)
Total	$14,733	$11,732

Accumulated amortization for capitalized software development costs was $2,355,000 and $987,000 at December 31, 2016 and 2015, respectively. Amortization expense for capitalized software development costs for the years ended December 31, 2016, 2015 and 2014 was $1,368,000, $672,000 and $234,000, respectively, and is recorded within cost of revenue on the consolidated statements of operations.

3. Goodwill and Intangible Assets

Goodwill was $989,000 for the years ended December 31, 2016 and 2015.

Intangible assets consisted of the following (in thousands):

	Average Remaining	December 31,
	Useful Life	2016	2015

Domain names	15 Months	$1,268	$1,268
Tradenames and trademarks	5 Months	109	109
Non-compete agreements	0 Months	26	26
Software	30 Months	321	—
Capitalized Learning Content	58 Months	400	—
Accumulated amortization		(1,364)	(959)
Total		$760	$444

Amortization expense for intangible assets was $405,000, $309,000 and $306,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Amortization expense for capitalized learning content is recorded within cost of revenue on the consolidated statements of operations.

Based on the recorded intangible assets at December 31, 2016, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
2017	$292
2018	191
2019	133
2020	80
2021	64
Total	$760

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

4. Marketable Securities

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis (in thousands).

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$23,907	$—	$(12)	$23,895

	December 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$325	$—	$—	$325

The aggregate fair value of investments in an unrealized loss position was $17,906,000 as of December 31, 2016. Because we do not intend to sell the investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis, we do not consider these investments with an unrealized loss to be other-than-temporarily impaired as of December 31, 2016.

There were no marketable securities in an unrealized loss position as of December 31, 2015.

There were gross realized gains of $0, $0 and $9,000 from the sale or maturity of marketable securities included in other income (expense), net during 2016, 2015 and 2014, respectively. There were no gross realized losses from the sale or maturity of marketable securities during the years ended December 31, 2016, 2015 and 2014.

During the years ended December 31, 2016, 2015 and 2014, we recognized gross interest income on securities of $281,000, $30,000 and $177,000, respectively. Accretion expense on securities of $42,000, $13,000 and $148,000 during 2016, 2015 and 2014, respectively, and was reported within interest expense on the consolidated statements of operations.

The estimated fair value of investments by contractual maturity is as follows (in thousands):

	December 31,
	2016	2015

Due within one year	$23,895	$325
Due after one year and through 5 years	—	—
Due after 5 years and through 10 years	—	—
Due after 10 years	—	—
Total	$23,895	$325

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

5. Credit Facility

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

In November 2016, as part of our normal credit facility maintenance, we amended the minimum bookings targets for October 2016 through February 2017.  The aggregate revolver borrowings remained at $15.0 million (subject to increase to $25.0 million in the lender’s sole discretion) through the maturity date in June 2017 so long as we are in compliance with all terms and conditions under the credit facility.

As of December 31, 2016 and 2015, we had no borrowings under the credit facility. Unamortized deferred financing costs associated with the credit facility were $10,000 and $56,000 as of December 31, 2016 and 2015, respectively.

6. Geographic Data

We have one operating segment, which is our cloud-based learning management systems. Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Year Ended December 31,
	2016	2015	2014

United States	$100,668	$68,704	$42,366
Foreign	10,212	4,489	1,986
Total revenue	$110,880	$73,193	$44,352
Percentage of revenue generated outside of the United States	9%	6%	4%

7. Stockholders’ Equity

Common Stock

We had 200,000,000 shares of $0.0001 par value common stock authorized as of December 31, 2016 and 2015. There were 28,553,808 and 28,368,382 common shares issued at December 31, 2016 and 2015, respectively. There were 0 and 1,128,472 shares of common stock held in treasury at December 31, 2016 and 2015. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through December 31, 2016.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Common Stock Warrants

In November 2012, we issued a warrant to purchase 70,000 shares of common stock in connection with the credit facility. The warrant was fully exercisable with a ten-year term and an exercise price of $0.99 per share. This warrant is classified as stockholders’ equity on the consolidated balance sheets.

In April 2014, we issued the lender a second warrant to purchase up to 33,332 shares of common stock in connection with an amendment of our credit facility at an exercise price of $4.47 per share, of which 16,666 were exercisable without contingency. The fair value of the warrant on the date of grant was $58,000 and was recorded as deferred financing costs and recognized as interest expense over the term of the credit facility. This common stock warrant is classified as a liability and recorded as a warrant liability on the consolidated balance sheets with changes in fair value being recorded each reporting period through the changes in fair value of warrant liability account on the statements of operations.

On February 2, 2016, warrants for 86,666 shares were exercised.  At the lender’s request, we withheld 8,260 shares to cover the warrant exercise costs and issued 78,406 shares.  In connection with the exercise of the warrant, the warrant liability was marked to market as of the settlement date and a portion of the warrant liability equal to $244,000 was reversed and recorded as additional paid-in capital.  The remaining warrant to purchase 16,666 shares (the “contingent common stock warrant”) may become exercisable if our aggregate outstanding balance of the credit facility exceeds $7,500,000. We anticipate the probability this contingent event at 10%, an assumption used to determine the estimated fair value of the warrant. The warrant expires upon the earliest of (1) November 12, 2018 and (2) if we are acquired or substantially all of our assets are acquired or leased or otherwise disposed, then immediately prior to and contingent upon that acquisition. In the event of an acquisition, the common stock warrant will be automatically net-share settled if such exercise would provide value to the holder. The remaining contingent common stock warrant had an estimated common stock warrant liability balance of $25,000 at December 31, 2016.

The following table summarizes information about common stock warrants outstanding as of December 31, 2016 and 2015 (in thousands, except per share amounts):

		Number of Shares Underlying Common Stock Warrants as of
		December 31,
Warrants to Purchase	Years of Expiration	2016	2015	Exercise Price

Common stock	2022	—	70	$0.99
Common stock	2018	17	33	4.47

Preferred Stock

Upon the closing of the IPO, our amended and restated certificate of incorporation authorized shares of undesignated preferred stock. As of December 31, 2016 and 2015, we had 10,000,000 shares of $0.0001 par value preferred stock authorized, of which no shares were issued or outstanding at December 31, 2016 and 2015.

Redeemable Convertible Preferred Stock

Upon the closing of the IPO on November 18, 2015, all outstanding convertible preferred stock was converted into 15,652,382 shares of common stock on a one-to-one basis, other than Series E which were converted using a ratio of approximately 1.3701 shares of common stock for each share of Series E preferred stock. No redeemable convertible preferred stock was outstanding as of December 31, 2016 and 2015.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

8. Stock-Based Compensation

The 2010 Equity Incentive Plan (the “2010 Plan”) was terminated in connection with our IPO, and accordingly no shares are available for issuance under the 2010 Plan.  However, any outstanding options granted under the 2010 Plan will remain outstanding, subject to the terms of the 2010 Plan and stock options agreements, until such outstanding options are exercised or until they terminate or expire by their terms. The 2010 Plan provided for the grant of incentive stock options, nonqualified options, stock appreciation rights, and shares of restricted stock to the Company’s employees, officers, directors and outside consultants. As of December 31, 2016, 2,874,583 options to purchase common stock remained outstanding under the 2010 Plan.

Certain stock options granted under the 2010 Plan provide for early exercise of unvested shares. The unvested shares are subject to a repurchase right held by us at the original purchase price. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are initially recorded in accrued liabilities or other long-term liabilities and reclassified to additional paid-in capital as the underlying shares vest. At December 31, 2016 and 2015, we had $0 and $26,000 recorded in liabilities related to early exercises of stock options, and the related number of unvested shares subject to repurchase was 0 and 44,541, respectively.

In August 2015, our board of directors adopted the 2015 Equity Inventive Plan (the “2015 Plan”) and our stockholders approved the 2015 Plan in October 2015. The 2015 Plan became effective in connection with the IPO and provides for the grant of incentive stock options, nonqualified options, restricted stock units, stock appreciation rights, and shares of restricted stock. As of December 31, 2016, there were 3,225,795 shares of common stock authorized under the 2015 Plan. The 2015 Plan also provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2016 and continuing through and including January 1, 2025, by 4.5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capital structure. As of December 31, 2016, 1,132,768 RSUs, net of forfeitures, remained outstanding under the 2015 Plan and 1,676,503 shares remaining for future grants. As of December 31, 2016, there were options to purchase 232,155 shares of common stock outstanding under the 2015 Plan.

The board of directors determines the terms of each grant. Generally, options have a vesting period ranging from one to four years. Stock options have a ten-year contractual life. Certain stock options have provisions to accelerate vesting upon the occurrence of certain events such as a change in control. Certain stock options provide for early exercise of unvested shares. All options were granted with an exercise price equal to or greater than the estimated fair value of our common stock at the date of grant. The fair value of the common stock that underlies the stock options has historically been determined by the board of directors based, in part, upon periodic valuation studies obtained from a third-party valuation firm. After the IPO, the fair value is determined by the market closing price of our common stock as reported on the New York Stock Exchange on the date of grant.

In August 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). Our stockholders approved the ESPP in October 2015, which became effective on the date of the IPO. A total of 333,333 shares of our common stock were initially reserved for issuance under the ESPP. The number of shares reserved for issuance will increase automatically each year, beginning January 1, 2016 through and including January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; 333,333 shares of common stock; or such lesser number as determined by our board of directors. As of December 31, 2016, there were 605,732 shares authorized under the ESPP. The plan allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Our board of directors approves the ESPP offerings. Each offering need not be identical, but may not exceed 27 months and may specify one or more shorter purchase periods within the offering.
On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. During the year ended December 31, 2016, we issued 284,592 shares under the ESPP, with a weighted average purchase price per share of $14.53. Total cash proceeds from the purchase of shares under the 2015 ESPP in 2016 was $4,136,000. As of December 31, 2016, 321,140 shares are reserved for future issuance under the ESPP.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The following table summarizes the assumptions relating to our stock options and ESPP purchase rights used in a Black Scholes option pricing model:

	Year Ended December 31,
	2016	2015	2014

Employee Stock Options
Dividend yield	None	None	None
Volatility	65.87%	66.15%—70%	70.00%—71.18%
Risk-free interest rate	1.4%	1.46%—1.84%	1.65%—1.99%
Expected life (years)	6.1	5.1—6.7	5.3—6.1
Fair value of common stock	$13.79	$9.195—$14.250	$2.355—$8.430
Employee Stock Purchase Plan
Dividend yield	None	None	—
Volatility	46.95%—59.71%	54.22%	—
Risk-free interest rate	0.35%—0.60%	0.35%	—
Expected life (years)	0.5	0.5	—
Fair value of common stock	18.43—20.05	18.99	—

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

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014

Options	$4,102	$3,466	$1,233
Vesting of restricted stock awards	—	61	67
Restricted stock units	4,561	134	—
Employee stock purchase plan	2,011	222	—
Employee sale of securities to investors	—	5,353	6,898
Total stock-based compensation	$10,674	$9,236	$8,198

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2016	2015	2014

Subscription and support cost of revenue	$488	$177	$258
Professional services and other cost of revenue	474	166	39
Sales and marketing	3,030	1,228	2,877
Research and development	3,862	1,403	3,971
General and administrative	2,820	6,262	1,053
Total stock-based compensation	$10,674	$9,236	$8,198

The following table summarizes the stock option activity for the year ended December 31, 2016 (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at January 1, 2016	4,101	$6.58	8.3	$58,417
Granted	232	13.79
Exercised	(767)	3.75
Forfeited or cancelled	(460)	11.15
Outstanding at December 31, 2016	3,106	7.14	7.5	38,558
Vested and expected to vest—December 31, 2016	3,024	7.01	7.4	37,907
Exercisable at December 31, 2016	1,816	4.99	6.9	26,431

The follow table summarizes the activity of our unvested stock options for the year ended December 31, 2016 (in thousands, except per share amounts):

		Weighted-
		Average
	Shares	Grant Date
	Underlying	Fair Value
	Options	Per Share
Unvested at January 1, 2016	2,460	$5.74
Granted	232	8.29
Vested	(1,049)	4.67
Forfeited	(446)	6.91
Unvested at December 31, 2016	1,197	6.74

The weighted-average grant-date fair value of each option granted during 2016, 2015 and 2014 was $8.29, $7.26 and $3.75, respectively. The total intrinsic value of options exercised was $12,214,000, $2,328,000, and $10,942,000 during 2016, 2015, and 2014, respectively. The total fair value of options vested during 2016, 2015 and 2014 was $4,877,000, $2,366,000, $735,000, respectively.

As of December 31, 2016 and 2015, we had $5,342,000 and $9,721,000, respectively, of unrecognized stock-based compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.3 years and 3.0 years, respectively.

As of December 31, 2016 and 2015, we had $830,000 and $919,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the remaining term of the current offering period through May 31, 2017.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

RSUs vest upon achievement of a service condition. As soon as practicable following each vesting date, we will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. The service condition is a time-based condition met over a vesting period, as determined by our board of directors, which generally ranges from one to four years. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $14,936,000 at December 31, 2016. That cost is expected to be recognized over a weighted-average period of 3.2 years as of December 31, 2016. As of December 31, 2016, there are 1,606,000 RSUs expected to vest with an aggregate intrinsic value of $31,402,000. The total fair value of RSUs vested was approximately $3,743,000 in the year ended December 31, 2016. No RSUs vested in years ended December 31, 2015 and 2014.

The activity for RSUs for the year ended December 31, 2016 is as follows (in thousands, except per share amounts):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at January 1, 2016	196	$18.42
Granted	1,277	18.04
Vested	(186)	16.82
Cancelled	(154)	17.64
Unvested and outstanding at December 31, 2016	1,133	18.36

9. Income Taxes

Loss before provision for income taxes was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$(41,649)	$(43,626)	$(36,783)
Foreign	(11,752)	(9,235)	(4,587)
Total	$(53,401)	$(52,861)	$(41,370)

The components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$—	$—	$—
State	49	16	22
Foreign	183	65	63
Total	232	81	85
Deferred:
Federal	24	41	—
State	3	5	—
Foreign	(92)	(10)	(28)
Total	(65)	36	(28)
Provision for income taxes	$167	$117	$57

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The following reconciles the differences between income taxes computed at the federal statutory rate of 35% and the provision for income taxes:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Expected income tax benefit at the federal statutory rate	$(18,156)	$(17,972)	$(14,066)
State tax net of federal benefit	(1,767)	(1,703)	(904)
Stock-based compensation	1,101	2,921	2,782
Stock warrant liability	(21)	222	856
Difference in foreign tax rates	1,553	1,090	1,524
Research and development credits	(552)	(397)	(314)
Change in valuation allowance	17,798	15,615	10,114
Other	211	341	65
Income tax provision	$167	$117	$57

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$53,693	$37,152	$22,626
Research and development credits	2,027	1,372	897
Accruals and reserves	3,614	3,285	2,746
Depreciation	382	157	286
Stock-based compensation	2,310	1,349	611
Total deferred tax assets	62,026	43,315	27,166
Deferred tax liabilities:
Intangible assets	(73)	(47)	(20)
Capitalized costs	(1,774)	(952)	(409)
Total deferred tax liabilities	(1,847)	(999)	(429)
Valuation allowance	(60,122)	(42,324)	(26,709)
Net deferred tax assets	$57	$(8)	$28

At December 31, 2016, we had $53,693,000 in tax-effected federal, state and foreign net operating loss carryforwards that, if unused, begin expiring in 2018. Additionally, we had $3,040,000 of tax-effected carryforwards related to excess tax benefits for stock-based compensation. These operating loss carryforwards, if unused, begin expiring in 2018. Finally, at December 31, 2016, we had $3,395,000 in income tax credits, consisting primarily of federal and state research and development tax credits. These tax credits, if unused, begin expiring in 2023.

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

The valuation allowance increased by $17,798,000 and $15,615,000 in 2016 and 2015, respectively, due to the increase in the deferred tax assets primarily due to the increase in the net operating loss carryforwards.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

U.S. income taxes on the undistributed earnings of our non-U.S. subsidiaries have not been provided for as we currently plan to indefinitely reinvest these amounts and have the ability to do so. Cumulative undistributed foreign earnings were not material at December 31, 2016 and December 31, 2015.

We have federal net operating loss carryforwards of $127,438,000 and $91,226,000 at December 31, 2016 and 2015, respectively, which expire at various dates through 2034. We have generated net operating loss carryforwards from stock compensation deductions and the amount of federal and state excess tax benefits totaling $7,869,000 will be credited to additional paid-in capital if realized.

We have federal research and development credit carryforwards of $2,580,000 at December 31, 2016 that expire at various dates through 2034. We also have state research and investment credit carryforwards of $815,000 that expire at various dates through 2028.

On December 18, 2015, the Tax Increase Prevention Act was signed into law, which contains provisions that permanently extended the federal research credit. The federal research credit provisions had previously expired at the end of 2015. A 2015 federal research credit of $610,000 is reflected in the consolidated financial statements.

Uncertain Tax Positions

We account for uncertainty in income taxes using a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Unrecognized benefit—beginning of the year	$739	$483	$280
Gross increases (decreases)—prior period positions	—	—	—
Gross increases (decreases)—current period positions	352	256	203
Unrecognized benefit—end of period	$1,091	$739	$483

All of the unrecognized tax benefits decrease deferred tax assets with a corresponding decrease to the valuation allowance. None of the unrecognized tax benefits would affect our effective tax rate if recognized in the future.

We have elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties have been recorded through December 31, 2016.

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

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

10. Fair Value of Financial Instruments

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during 2016 and 2015. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, were as follows (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17,394	$—	$—	$17,394
Corporate debt securities	—	23,895	—	23,895
Total assets	$17,394	$23,895	$—	$41,289
Liabilities:
Common stock warrant liability	—	—	25	25

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, were as follows (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$69,845	$—	$—	$69,845
Corporate debt securities	—	325	—	325
Total assets	$69,845	$325	$—	$70,170
Liabilities:
Common stock warrant liability	—	—	331	331

The following table sets forth a summary of the changes in the estimated fair value of the warrant liabilities, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Redeemable
	Convertible
	Preferred Stock	Common Stock
	Warrant	Warrant
	Liability	Liability
Balance at January 1, 2015	$3,439	$138
Recognized expense	460	193
Exercise of warrant	(3,899)	—
Balance at December 31, 2015	$—	$331
Recognized gain	—	(62)
Exercise of warrant	—	(244)
Balance at December 31, 2016	$—	$25

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The fair values of these outstanding warrants are measured using an option pricing model and probability weighted expect return model. Inputs used to determine estimated fair value include the estimated fair value of the underlying preferred and common stock at the valuation measurement date, the estimated time to exit, risk-free interest rates, expected dividends, probability of contingent event, and estimated volatility. In addition to the above, significant inputs to the common stock warrant also includes the estimated likelihood of the exercise contingency being met. Estimated volatility is based on the volatility of a peer group. We monitor the historical volatility of peer group companies on a quarterly basis and adjusts the estimated volatility when significant changes in the peer group volatilities occur. Generally, increases (decreases) in the fair value of the underlying preferred and common stock would result in a directionally similar impact to the fair value measurement.

Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy level assigned to each security in our marketable securities portfolio and cash equivalents is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of the marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. See Note 4—Marketable Securities for further information regarding the fair value of our investments.

The carrying amount of our cash, receivables, and payables approximates fair value because of the short-term nature of these items.

11. Commitments and Contingencies

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

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

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

In September 2016, a new non-cancellable operating lease was entered into to support the growth and expansion of sales, marketing and customer support operations in Sao Paulo, Brazil.  The leased space has an initial term of three years with annual rent escalations of 5%, and includes a 100% base rent abatement for the first 4 months.

In November 2016, we entered into two new lease agreements in Pleasant Grove, Utah to facilitate the growth of our engineering organization. The first lease is a short-term lease for temporary space while more permanent space is being made available for occupancy. The lease commences when the temporary space is suitable for occupancy, estimated to be February 15, 2017, and ends when the long-term lease is suitable for occupancy, estimated to be February 1, 2018. Total rent payments for the temporary lease is $148,906 due upon occupancy of the short term space. The second lease is a long-term lease with an initial lease term of 11 years from the date the facility is completed and fit for occupancy. We have the option to renew the long-term lease for an additional five-year period. The long-term lease includes two floors with occupancy of the second floor delayed until year two of the lease. Base annual rent payments are subject to annual rent escalations of 2.5% and are $803,000 per floor for the first 3.5 years and increase to $1,045,000 per floor for the remaining years.

At December 31, 2016, future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

Year Ended December 31:	Operating Leases
2017	$5,728
2018	6,020
2019	7,376
2020	6,961
2021	6,757
Thereafter	35,105
Total	$67,947

Rent expense under operating leases for 2016, 2015 and 2014 was $4,680,000, $4,097,000 and $3,317,000, respectively.

12. Employee Benefit Plan

We sponsor a qualified 401(k) defined contribution plan (the “401(k) Plan”), available to all qualified employees. The 401(k) Plan allows employees to contribute gross salary though payroll deductions up to the legally mandated limit based on their jurisdiction. In 2014, we implemented a matching contribution equal to 50% of each participant’s elective contributions, not to exceed $1,000 per participant annually. Participants vest in matching contributions over a four-year period after a one year cliff vest. The cost recognized for our contributions to the 401(k) Plan for the year ended December 31, 2016, 2015 and 2014 was $619,000, $468,000 and $296,000, respectively.

13. Related-Party Transactions

We incurred $20,000, $40,000 and $40,000 for consulting services provided by a member of our board of directors during 2016, 2015 and 2014, respectively. We owed $0, and $10,000 for such services at December 31, 2016 and 2015, respectively.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

15. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in 2016 and 2015 (in thousands except per share data):

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
	(unaudited)
	(in thousands)
Total revenues	$31,546	$30,145	$25,890	$23,299	$21,797	$20,894	$15,877	$14,625
Gross profit	22,419	21,507	18,255	15,950	14,961	14,100	10,345	9,714
Loss from operations	(12,838)	(12,267)	(14,516)	(13,754)	(11,912)	(10,103)	(13,273)	(16,684)
Net loss	(12,922)	(12,317)	(14,590)	(13,739)	(12,122)	(10,212)	(13,334)	(17,310)
Net loss attributable to common stockholders	(12,922)	(12,317)	(14,590)	(13,739)	(12,122)	(10,212)	(13,966)	(17,310)
Net loss per common share attributable to common stockholders, basic and diluted	(0.46)	(0.44)	(0.53)	(0.50)	(0.74)	(1.60)	(2.21)	(2.79)

16. Subsequent Events

In January 2017, we granted 149,571 RSUs and options to purchase 166,005 shares of common stock. Total unrecognized stock-based compensation costs was $5,400,000, which is expected to be recognized over a weighted-average period of approximately four years.

In February 2017, we granted 12,048 RSUs and options to purchase 19,245 shares of common stock. Total unrecognized stock-based compensation costs was $529,000, which is expected to be recognized over a weighted-average period of approximately four years.

In January 2016, the number of shares authorized for the 2015 Equity Incentive Plan and 2015 Employee Stock Purchase Plan increased by 1,284,921 and 285,538, respectively, in connection with the annual automatic increases provided by those plans.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.

Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on these criteria. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because, as an “emerging growth company” under the JOBS Act, we are exempt from the requirement to obtain an attestation report from our registered public accounting firm.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(1)

The information required by this Item concerning our executive officers and our directors and nominees for director may be found under the section entitled “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(3)

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, amended may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation” and “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1)

The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1)

The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Instructure, Inc.

Date: February 10, 2017	By:	/s/ Joshua L. Coates
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

Signature	Title	Date

/s/ Joshua L. Coates Joshua L. Coates	Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2017

/s/ Steven B. Kaminsky Steven B. Kaminsky	Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2017

/s/ Steven A. Collins Steven A. Collins	Director	February 10, 2017

/s/ William M. Conroy William M. Conroy	Director	February 10, 2017

/s/ Ellen Levy Ellen Levy	Director	February 10, 2017

/s/ Jim Steele Jim Steele	Director	February 10, 2017

/s/ Kevin Thompson Kevin Thompson	Director	February 10, 2017

/s/ Lloyd G. Waterhouse Lloyd G. Waterhouse	Director	February 10, 2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37629	3.1	November 18, 2015

3.2	Amended and Restated Bylaws.	S-1	333-207349	3.4	October 9, 2015

4.1	Form of Common Stock Certificate.	S-1	333-207349	4.1	November 2, 2015

10.1	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated November 21, 2014.	S-1	333-207349	10.1	October 9, 2015

10.2	Form of Indemnity Agreement by and between the Registrant and its directors and officers.	S-1	333-207349	10.2	October 9, 2015

10.3+	2010 Equity Incentive Plan and Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement.	S-1	333-207349	10.3	November 2, 2015

10.4+	2015 Equity Incentive Plan.	S-1	333-207349	10.4	November 2, 2015

10.5+	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the 2015 Equity Incentive Plan.	10-Q	001-37629	10.1	May 6, 2016

10.6+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	S-1	333-207349	10.6	October 9, 2015

10.7+	2015 Employee Stock Purchase Plan.	S-1	333-207349	10.7	November 2, 2015

10.8+	Form of Executive Agreement by and between the Registrant and its officers.	S-1	333-207349	10.8	October 9, 2015

10.9+	Non-Employee Director Compensation Policy.	S-1	333-207349	10.9	October 23, 2015

10.10	Lease Agreement by and between the Registrant and Old Mill Building IV, LLC, dated October 2, 2012.	S-1	333-207349	10.10	October 9, 2015

10.11	First Amendment to Lease Agreement by and between the Registrant and Old Mill Building IV, LLC, dated October 30, 2014.	S-1	333-207349	10.11	October 9, 2015

10.12	Lease Assumption Agreement by and between the Registrant and Old Mill Building IV, LLC, dated August 11, 2015.	S-1	333-207349	10.12	November 2, 2015

10.13	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated June 15, 2015.	S-1	333-207349	10.12	October 9, 2015

10.14	Warrant to Purchase Common Stock issued to Silicon Valley Bank, dated April 1, 2014.	S-1	333-207349	10.14	October 9, 2015

10.15	Lease Agreement by and between the Registrant and Valley Grove LLC, dated November 10, 2016	8-K	001-37629	10.15	November 15, 2016

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan.
*

Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.