Form 10-Q
period 2017-03-31
INSTRUCTURE INC
filed 2017-05-03
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, there were 28,917,728 shares of the registrant’s common stock outstanding.

Instructure, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2017

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,266	$44,539
Short-term marketable securities	9,997	23,895
Accounts receivable—net of allowance of $229 and $241 at March 31, 2017 and December 31, 2016, respectively	12,803	18,072
Prepaid expenses	10,978	5,434
Other current assets	881	936
Total current assets	62,925	92,876
Property and equipment, net	16,912	14,733
Goodwill	989	989
Intangible assets, net	908	760
Noncurrent prepaid expenses	1,094	984
Other assets	1,022	994
Total assets	$83,850	$111,336
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,436	$5,374
Accrued liabilities	10,605	10,905
Deferred rent	823	773
Deferred revenue	54,736	72,747
Total current liabilities	70,600	89,799
Deferred revenue, net of current portion	3,391	3,144
Deferred rent, net of current portion	8,183	8,372
Warrant liability	32	25
Other long-term liabilities	32	32
Total liabilities	82,238	101,372
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	211,064	206,442
Accumulated other comprehensive loss	(2)	(12)
Accumulated deficit	(209,453)	(196,469)
Total stockholders’ equity	1,612	9,964
Total liabilities and stockholders’ equity	$83,850	$111,336

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Subscription and support	$30,513	$20,577
Professional services and other	3,466	2,722
Total revenue	33,979	23,299
Cost of revenue:
Subscription and support	7,105	5,437
Professional services and other	2,511	1,912
Total cost of revenue	9,616	7,349
Gross profit	24,363	15,950
Operating expenses:
Sales and marketing	18,986	16,163
Research and development	11,182	7,805
General and administrative	6,986	5,736
Total operating expenses	37,154	29,704
Loss from operations	(12,791)	(13,754)
Other income (expense):
Interest income	76	71
Interest expense	(14)	(11)
Change in fair value of warrant liability	(7)	62
Other income (expense), net	36	(75)
Total other income, net	91	47
Loss before income taxes	(12,700)	(13,707)
Income tax expense	(31)	(32)
Net loss	$(12,731)	$(13,739)
Net loss per common share, basic and diluted	$(0.44)	$(0.50)
Weighted average common shares used in computing basic and diluted net loss per common share	28,727	27,301

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(12,731)	$(13,739)
Other comprehensive loss:
Unrealized loss on marketable securities	(2)	—
Comprehensive loss	$(12,733)	$(13,739)

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net loss	$(12,731)	$(13,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,237	912
Amortization of intangible assets	142	77
Amortization of deferred financing costs	6	12
Change in fair value of warrant liability	7	(62)
Stock-based compensation	3,373	2,235
Other	2	28
Changes in assets and liabilities:
Accounts receivable, net	5,273	2,601
Prepaid expenses and other assets	(5,633)	135
Accounts payable and accrued liabilities	(1,522)	515
Deferred revenue	(17,764)	(11,502)
Deferred rent	(139)	(35)
Other liabilities	—	(27)
Net cash used in operating activities	(27,749)	(18,850)
Investing Activities:
Purchases of property and equipment	(3,145)	(2,268)
Purchases of intangible assets	(290)	(151)
Proceeds from disposal of property and equipment	15	8
Purchases of marketable securities	—	—
Maturities of marketable securities	13,900	325
Net cash provided by (used in) investing activities	10,480	(2,086)
Financing Activities:
Proceeds from issuance of common stock from employee equity plans	1,038	123
Shares repurchased for tax withholdings on vesting of restricted stock	(42)	—
Net cash provided by financing activities	996	123
Net decrease in cash and cash equivalents	(16,273)	(20,813)
Cash and cash equivalents, beginning of period	44,539	90,471
Cash and cash equivalents, end of period	$28,266	$69,658
Supplemental cash flow disclosure:
Cash paid for taxes	$127	$29
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$284	$371
Issuance of common stock for exercise of common stock warrant	$—	$244
Vesting of common stock subject to repurchase	$—	$8

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, we have prepared the accompanying unaudited financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2016, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2017. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 10, 2017. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

Marketable Securities

We hold investments in marketable securities, consisting of corporate debt securities and commercial paper. We classify our marketable securities as available-for-sale investments as we neither buy and hold securities for the purpose of selling them in the near future nor intend to hold securities to maturity. We classify our marketable securities as short-term on the consolidated balance sheet for all purchased investments with contractual maturities that are less than one year as of the balance sheet date. Our marketable securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive loss in stockholders’ equity. Unrealized losses are charged against other income (expense), net when a decline in fair value is determined to be other-than-temporary. We have not recorded any such impairment charge in the periods presented. We determine realized gains or losses on sale or maturity of marketable securities on a specific identification method, and record such gains or losses as other income (expense), net.

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

Recent Accounting Pronouncements

Adopted accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for share-based payment transactions. The new guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. We adopted the standard in the three months ended March 31, 2017. Upon adoption, we recognized the previously unrecognized excess tax benefits using the modified retrospective transition method through a cumulative-effect adjustment of $3,039,000. The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Because of this full valuation allowance, historically we have not reported any excess tax benefits in our consolidated statements of cash flows. Prospectively when our deferred tax asset is no longer fully offset by a valuation allowance, we will apply the change in presentation to the statement of cash flows and will classify the excess tax benefit in the operating section. In addition, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period. As a result, we recorded a cumulative-effect adjustment to increase our additional paid-in capital and accumulated deficit by $253,000.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement.  This guidance simplifies entities’ processes as it provides criteria to determine whether cloud computing arrangements contain a software license and should be account for as internal use software under ASC 350-40.  We elected to prospectively adopt the accounting standard in the beginning of our first quarter of 2016.  Prior periods in our consolidated financial statements were not retrospectively adjusted. Starting in our first quarter of 2016, if an arrangement included a software license, as defined by this ASU, then we accounted for the software license element of the arrangement in the intangible assets, net line item of the consolidated balance sheets rather than recording the amount in property and equipment, net.

Issued accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective for us beginning February 1, 2020, with early adoption permitted. We do not believe the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the financial statements. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017.  We will adopt the new standard effective January 1, 2018.  The new standard permits adoption using either of two methods: (1) full retrospective application of the standard to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard, or (2) modified retrospective application of the standard with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. We are currently considering adopting the new standard using the full retrospective method. Our ability to adopt using the full retrospective method is dependent on several factors, including the significance of the impact of the new standard to our financial results, system readiness and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.

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

2. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, less the weighted average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of the diluted net loss per share calculation, options to purchase common stock, common stock warrants and restricted stock units are considered to be common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(12,731)	$(13,739)
Denominator:
Weighted-average common shares outstanding—basic	28,727	27,336
Less: Weighted-average common stock subject to repurchase	—	(35)
Total weighted-average common shares outstanding—basic	28,727	27,301
Dilutive effect of share equivalents resulting from stock options, restricted stock units, common stock warrants and common stock subject to repurchase	—	—
Weighted-average common shares outstanding-diluted	28,727	27,301
Net loss per common share, basic and diluted	$(0.44)	$(0.50)

For all periods presented, we incurred net losses and, therefore, the effect of our outstanding stock options, restricted stock units, common stock warrants and common stock subject to repurchase was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	As of March 31,
	2017	2016
Options to purchase common stock	2,987	4,183
Common stock warrants	17	17
Common stock subject to repurchase	—	24
Restricted stock units	1,194	1,031
Total	4,198	5,255

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Computer and office equipment	$4,350	$3,918
Purchased software	1,071	1,074
Capitalized software development costs	8,765	6,947
Furniture and fixtures	2,967	2,701
Leasehold improvements and other	10,271	9,413
Total property and equipment	27,424	24,053
Less accumulated depreciation and amortization	(10,512)	(9,320)
Total	$16,912	$14,733

Accumulated amortization for capitalized software development costs was $2,840,000 and $2,355,000 at March 31, 2017 and December 31, 2016, respectively. Amortization expense for capitalized software development costs was $485,000 and $275,000 for the three months ended March 31, 2017 and 2016, respectively. Amortization expense for capitalized software development costs is recorded within cost of revenue on the consolidated statements of operations.

4. Goodwill and Intangible Assets

Goodwill was $989,000 as of March 31, 2017 and December 31, 2016.

Intangible assets consisted of the following (in thousands):

	Average Remaining	March 31,	December 31,
	Useful Life	2017	2016
Domain names	12 Months	$1,268	$1,268
Tradenames and trademarks	2 Months	109	109
Non-compete agreements	0 Months	26	26
Software	28 Months	611	321
Capitalized Learning Content	55 Months	400	400
Accumulated amortization		(1,506)	(1,364)
Total		$908	$760

Amortization expense for intangible assets was $142,000 and $77,000 for the three months ended March 31, 2017 and 2016, respectively.

Based on the recorded intangible assets at March 31, 2017, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2017	$249
2018	285
2019	216
2020	94
2021	64
Total	$908

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

Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$29,992	$21,594
Foreign	3,987	1,705
Total revenue	$33,979	$23,299
Percentage of revenue generated outside of the United States	12%	7%

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

The following tables summarize, by major security type, our assets that are measured at fair value on a recurring basis (in thousands):

	March 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$9,999	$—	$(2)	$9,997

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$23,907	$—	$(12)	$23,895

The aggregate fair value of investments in an unrealized loss position was $7,599,000 and $17,906,000 as of March 31, 2017 and December 31, 2016, respectively. Because we do not intend to sell the investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis, we do not consider these investments with an unrealized loss to be other-than-temporarily impaired as of March 31, 2017.

There were no gross realized gains or losses from the sale or maturity of marketable securities during the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017, we recognized gross interest income on securities of $65,000.  Interest income was offset by amortization expense on securities of $8,000 during the three months ended March 31 2017, and reported net within interest income on the consolidated statements of operations.

During the three months ended March 31, 2016, we recognized no gross interest income or amortization expense on securities.

The estimated fair value of investments by contractual maturity is as follows (in thousands):

	March 31,	December 31,
	2017	2016
Due within one year	$9,997	$23,895
Due after one year and through 5 years	—	—
Due after 5 years and through 10 years	—	—
Due after 10 years	—	—
Total	$9,997	$23,895

7. Stockholders’ Equity and Stock-Based Compensation

Common Stock

As of March 31, 2017 and December 31, 2016, there were 200,000,000 shares of common stock authorized and 28,899,327  and 28,553,808 shares issued and outstanding, respectively. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through March 31, 2017.

Employee Equity Plans

Our 2015 Equity Incentive Plan (the “2015 Plan”) serves as the successor to our 2010 Equity Incentive Plan (the “2010 Plan”). Accordingly, no shares are available for issuance under the 2010 Plan; however, any outstanding options granted under the 2010 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of March 31, 2017, options to purchase 2,571,450 shares of common stock remained outstanding under the 2010 Plan. Pursuant to the terms of the 2015 Plan, the share reserve automatically increased by 1,284,921 shares in January 2017. As of March 31, 2017, we had approximately 2,644,797 shares of common stock available for future grants under the 2015 Plan.

We also have a 2015 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  Our board of directors approves the ESPP offerings. The offerings need not be identical, but each offering may not exceed 27 months and may specify one or more shorter purchase periods within the offering.  Pursuant to the terms of the ESPP, the share reserve increased by 285,538 shares in January 2017. As of March 31, 2017, 606,678 shares of common stock were available for issuance under the ESPP.

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Options	$1,218	$1,199
Restricted stock units	1,665	481
Employee stock purchase plan	490	555
Total stock-based compensation	$3,373	$2,235

	Three Months Ended March 31,
	2017	2016
Subscription and support cost of revenue	$126	$94
Professional services and other cost of revenue	105	99
Sales and marketing	955	655
Research and development	1,232	785
General and administrative	955	602
Total stock-based compensation	$3,373	$2,235

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2017 (in thousands, except per share data and years):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at December 31, 2016	3,106	$7.14	7.5	$38,558
Granted	185	21.83
Exercised	(287)	3.61
Forfeited or cancelled	(17)	9.97
Outstanding at March 31, 2017	2,987	8.37	7.5	44,886
Vested and expected to vest—March 31, 2017	2,987	8.37	7.5	44,886
Exercisable at March 31, 2017	1,726	5.63	6.9	30,675

As of March 31, 2017, we had $8,370,000 of unrecognized stock-based compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.6 years.

As of March 31, 2017, we had $327,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the term of the offering period ending May 31, 2017.

Restricted Stock Units

The following table summarizes the activity of restricted stock units (“RSUs”) for the three months ended March 31, 2017 (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at December 31, 2016	1,133	$18.36
Granted	153	21.81
Vested	(65)	16.87
Cancelled	(27)	18.18
Unvested and outstanding at March 31, 2017	1,194	18.88

As of March 31, 2017, we had $20,276,000 of unrecognized stock-based compensation costs related to outstanding RSUs that are expected to be recognized over a weighted average period of 3.1 years.

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2017 and the year ended December 31, 2016. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, were as follows (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,705	$—	$—	$13,705
Corporate debt securities	—	9,997	—	9,997
Total Assets	$13,705	$9,997	$—	$23,702
Liabilities:
Common stock warrant liability	$—	$—	$32	$32

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, were as follows (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17,394	$—	$—	$17,394
Corporate debt securities	—	23,895	—	23,895
Total assets	$17,394	$23,895	$—	$41,289
Liabilities:
Common stock warrant liability	$—	$—	$25	$25

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

The following table sets forth a summary of the changes in the estimated fair value of the warrant liability. Changes in the fair value are recognized in the change in fair value of warrant liability line item on the consolidated statements of operations. The following balance is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Common Stock
Warrant
Liability
Balance at January 1, 2017	$25
Recognized expense	7
Balance at March 31, 2017	$32

In November 2012, we issued a warrant to purchase 70,000 shares of common stock to our lender in connection with our line of credit. The warrant was fully exercisable and had a ten-year term with an exercise price of $0.99 per share.  In April 2014, we issued our lender an additional warrant to purchase up to 33,332 shares of common stock in connection with an amendment of our line of credit at an exercise price of $4.47 per share. 16,666 of these shares were exercisable without a contingency. The additional 16,666 shares (the “contingent common stock warrant”) may become exercisable if our aggregate outstanding balance of the credit facility exceeds $7,500,000. We anticipate the probability that the contingent common stock warrant becomes exercisable is 10%. On February 2, 2016, warrants for 86,666 shares were exercised.  At the lender’s request, we withheld 8,260 shares to cover the warrant exercise costs and we issued 78,406 shares.  In connection with the exercise of the warrant, the warrant liability was marked to market as of the settlement date. As a result of the exercise, a portion of the warrant liability equal to $244,000 was reversed and recorded as additional paid-in capital.  The remaining contingent common stock warrant to purchase 16,666 shares had an estimated common stock warrant liability balance of $32,000 at March 31, 2017.  The contingent common stock warrant expires November 12, 2018.

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

Rent expense under operating leases was $1,201,000 and $1,130,000 for the three months ended March 31, 2017 and 2016, respectively.

11. Subsequent Events

In April 2017, we granted 591,049 RSUs. Total unrecognized stock-based compensation costs was $13,476,000, which is expected to be recognized over a weighted-average period of approximately 4.0 years.

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

As of March 31, 2017, we have grown to serve more than 2,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 50 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2016 and the three months ended March 31, 2017, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at March 31, 2017 and 2016. Our revenue was $34.0 million and $23.3 million for the three months ended March 31, 2017 and 2016, respectively, representing year-over-year growth of 46%. Our net losses were $12.7 million and $13.7 million for the three months ended March 31, 2017 and 2016, respectively.

Key Factors Affecting Our Performance

Investment in Sales and Marketing Organization

We continue to invest in our sales and marketing organization to drive additional revenue and support the growth of our customer base. Any investments we make in our sales and marketing organization will occur in advance of experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in this area. We plan to continue to expand sales and marketing to grow our customer base and increase sales to existing customers. This expansion is expected to include adding sales personnel and expanding our marketing activities to continue to generate additional leads and build brand awareness.

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. During the three months ended March 31, 2017 and 2016, 12% and 7% of our revenue was derived from outside the United States, respectively. Our international operations are relatively new and we have limited experience operating in international markets, which increases the risk that our international expansion efforts may not be successful.

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

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of March 31, 2017 and 2016.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenue:
Subscription and support	$30,513	$20,577
Professional services and other	3,466	2,722
Total revenue	33,979	23,299
Cost of revenue:
Subscription and support(1)	7,105	5,437
Professional services and other(1)	2,511	1,912
Total cost of revenue	9,616	7,349
Gross profit	24,363	15,950
Operating expenses:
Sales and marketing(1)	18,986	16,163
Research and development(1)(2)	11,182	7,805
General and administrative(1)	6,986	5,736
Total operating expenses	37,154	29,704
Loss from operations	(12,791)	(13,754)
Other income (expense):
Interest income	76	71
Interest expense	(14)	(11)
Change in fair value of warrant liability	(7)	62
Other expense, net	36	(75)
Total other income (expense), net	91	47
Loss before income taxes	(12,700)	(13,707)
Income tax expense	(31)	(32)
Net loss	$(12,731)	$(13,739)

(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue:
Subscription and support	$126	$94
Professional services and other	105	99
Sales and marketing	955	655
Research and development	1,232	785
General and administrative	955	602
Total stock-based compensation	$3,373	$2,235

(2)	Includes amortization of acquisition-related intangibles as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue:
Subscription and support	$—	$—
Professional services and other	—	—
Sales and marketing	—	—
Research and development	—	2
General and administrative	—	—
Total amortization of acquisition-related intangibles	$—	$2

	Three Months Ended March 31,
	2017	2016
	(as a percentage of total revenue)
Revenue:
Subscription and support	90%	88%
Professional services and other	10	12
Total revenue	100	100
Cost of revenue:
Subscription and support	21	23
Professional services and other	7	9
Total cost of revenue	28	32
Gross profit	72	68
Operating expenses:
Sales and marketing	56	69
Research and development	33	33
General and administrative	21	25
Total operating expenses	110	127
Loss from operations	(38)	(59)
Other income (expense):
Interest income	0	0
Interest expense	(0)	(0)
Change in fair value of warrant liability	(0)	0
Other income (expense), net	0	(0)
Total other expense, net	0	0
Loss before income taxes	(38)	(59)
Income tax expense	(0)	(0)
Net loss	(38)%	(59)%

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Subscription and support	$30,513	$20,577	$9,936	48%
Professional services and other	3,466	2,722	744	27
Total revenue	$33,979	$23,299	$10,680	46

Subscription and support revenue increased $9.9 million for the three months ended March 31, 2017, respectively, primarily due to an increase in the total number of customers, which has grown to substantially over 2,000 as of March 31, 2017, net revenue retention in excess of 100% and continued growth in international revenue, which grew from 7% of total revenue for the three months ended March 31, 2016 to 12% of total revenue for the three months ended March 31, 2017.

Professional services and other revenue increased $0.7 million for the three months ended March 31, 2017, respectively, primarily due to the increase in new customers discussed above.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$7,105	$5,437	$1,668	31%
Professional services and other	2,511	1,912	599	31
Total cost of revenue	$9,616	$7,349	$2,267	31
Gross margin percentage:
Subscription and support revenue	77%	74%
Professional services and other	28	30
Total gross margin	72	68

Total cost of revenue increased $2.3 million for the three months ended March 31, 2017 primarily due to an increase in employee-related costs, web hosting and third-party software license costs, amortization of developed technology and overhead allocations. Total gross margin increased due to the impact of improved leverage of our web hosting costs relative to the growth in total revenue.

Subscription and support cost of revenue increased $1.7 million for the three months ended March 31, 2017 primarily due to an increase in web hosting and third-party software license costs, employee-related costs, amortization of developed technology and overhead allocations. Web hosting and third-party software license costs increased $0.8 million due to the increase in total customers. Employee-related costs increased $0.5 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $0.2 million due to the continued development of our software platform. Allocated overhead expenses and other insignificant items increased $0.2 million primarily due to higher rent and communication expense and maintenance on our facilities.

Professional services and other costs of revenue increased $0.6 million for the three months ended March 31, 2017 primarily due to an increase in employee-related costs of $0.3 million, as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings, travel and outside contractor costs of $0.2 million, as customer growth increases the demand for training and professional services and other insignificant items of $0.1 million.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$18,986	$16,163	$2,823	17%

Sales and marketing expenses increased $2.8 million for the three months ended March 31, 2017 primarily due to an increase in employee-related costs, expansion of our marketing programs, travel and overhead allocations. Employee-related costs increased $2.0 million as a result of hiring of additional employees domestically and internationally to continue to grow our customer base. Marketing program costs increased $0.3 million due to continued expansion into international and corporate markets. Travel costs increased by $0.3 million as we continue to expand our sales and marketing organization and growth in our customer base. Allocated overhead expenses and other insignificant items increased $0.2 million primarily due to higher communication expense and maintenance on our facilities.

Research and Development

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$11,182	$7,805	$3,377	43%

Research and development expenses increased $3.4 million for the three months ended March 31, 2017 due to an increase in employee-related costs, outside contractor costs, information technology expenses and overhead allocations. Employee-related costs increased $2.6 million as we continue to grow our engineering organization to develop new applications and features for Canvas and Bridge. Outside contractor costs increased by $0.4 million due to outsourced development. Information technology expenses increased $0.2 million due to third-party software license costs to equip and support our engineering organization. Overhead allocations increased by $0.2 million primarily due to higher rent, communication expense and maintenance on our facilities.

General and Administrative

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$6,986	$5,736	$1,250	22%

General and administrative expenses increased $1.3 million for the three months ended March 31, 2017 primarily due to an increase in employee-related costs and information technology. Employee-related costs increased $1.0 million as a result of recruiting and hiring additional employees to support our company growth. Information technology expenses and other insignificant items increased $0.3 million as we continued to automate our internal systems.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Other Income, net	$91	$47	$44	94%

Other income (expense), net includes interest income and expense, the change in fair value of warrant liability and the impact of foreign currency transaction gains and losses. Other income, net increased slightly for the three months ended March 31, 2017 primarily as a result of fluctuations in foreign exchange rates during the period.

Liquidity and Capital Resources

As of March 31, 2017, we had $28.3 million of cash and cash equivalents and $10.0 million in short-term marketable securities. We believe our cash and cash equivalents, cash flows from operations and available borrowings under our credit facility will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2015, we entered into an amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank (“SVB”). The agreement provides for up to $15.0 million in revolving borrowings (subject to increase to $25.0 million in the lender’s sole discretion). Availability is subject to a formula based on our monthly recurring revenue. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2017, at which time the principal amount of all outstanding advances becomes due and payable. We are obligated to pay a fee equal to 0.25% per year, payable quarterly in respect of any unused borrowing capacity under the credit facility. As of March 31, 2017, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions and dividends to stockholders. The agreement also includes a financial covenant requiring the achievement of minimum bookings on a trailing three month basis, tested monthly. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of March 31, 2017, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(27,749)	$(18,850)
Net cash provided by (used in) investing activities	10,480	(2,086)
Net cash provided by financing activities	996	123

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

Net cash used in operating activities during the three months ended March 31, 2017 was $27.7 million, which primarily reflected our net loss of $12.7 million, offset by non-cash expenses that included $3.4 million of stock-based compensation and $1.4 million of depreciation and amortization. Working capital uses of cash included a net decrease of $12.5 million in deferred revenue and accounts receivable due to the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year.  Additional uses of cash include an increase in prepaids and other assets of $5.6 million, a decrease in accounts payable and accrued liabilities of $1.5 million and a decrease in deferred rent and other insignificant items of $0.2 million.

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

Net cash provided by investing activities during the three months ended March 31, 2017 was $10.5 million, consisting primarily of $13.9 million of cash maturities from our marketable securities.  This was offset by $3.4 million of purchased property and equipment.

Net cash used in investing activities during the three months ended March 31, 2016 was $2.1 million, consisting primarily of $2.4 million of purchased property and equipment and software licenses classified within intangible assets. These uses were offset by $0.3 million of cash maturities from our marketable securities.

Financing Activities

Our financing activities have consisted primarily of proceeds from the issuance of common stock from employee equity plans.

Net cash provided by financing activities for the three months ended March 31, 2017 was $1.0 million and consisted of proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

Net cash provided by financing activities for the three months ended March 31, 2016 was $0.1 million and consisted of proceeds received from the exercise of stock options.

Contractual Obligations and Commitments

As of March 31, 2017, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 10, 2017.

As of March 31, 2017, we have no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Through March 31, 2017, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncement

For information on recent accounting pronouncements, see Recent Accounting Pronouncements  in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We regularly review the measures set forth below as we evaluate our business.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Other Financial Data:
Non-GAAP operating loss (1)	(9,418)	(11,517)
Free cash flow (2)	(31,169)	(21,261)

(1)

We define non-GAAP operating loss as operating loss before stock-based compensation, accrual and reversal of payroll tax expense on secondary stock purchase transactions and amortization of acquisition-related intangibles.

(2)	We define free cash flow as net cash used in operating activities less purchases of property and equipment and intangible assets, net of proceeds from disposals of property and equipment.

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

We compensate for these limitations by providing investors and other users of our financial information, reconciliations of non-GAAP operating loss to the related GAAP financial measure, loss from operations and reconciliations of free cash flow to the related GAAP financial measure net cash used in operating activities. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP operating loss and free cash flow in conjunction with the related GAAP financial measure.

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Loss from operations	$(12,791)	$(13,754)
Stock-based compensation	3,373	2,235
Payroll tax expense on secondary stock purchase transactions	—	—
Reversal of payroll tax expense on secondary stock purchase transactions	—	—
Amortization of acquisition related intangibles	—	2
Non-GAAP operating loss	$(9,418)	$(11,517)

The following table provides a reconciliation of net cash used in operating activities to free cash flow, a non-GAAP measure:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(27,749)	$(18,850)
Less: purchases of property and equipment and intangible assets	3,435	2,419
Plus: proceeds from disposals of property and equipment	15	8
Free cash flow	$(31,169)	$(21,261)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2017 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 10, 2017.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC.

Risks Related to Our Business and Industry

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.*

We have incurred net losses of $53.6 million, $53.0 million and $41.4 million in 2016, 2015 and 2014, respectively, and $12.7 million and $13.7 million in the three months ended March 31, 2017 and 2016, respectively. We had an accumulated deficit of $209.5 million at March 31, 2017. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

We launched Canvas in February 2011 and launched Bridge in February 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth Our revenue grew 51%, 65%, and 70% in 2016, 2015, and 2014, respectively, compared to the prior year; however, our historical revenue growth is not necessarily indicative of our future performance. We expect our revenue growth rates to slow in future periods due to a number of reasons, which may include the maturation of our business, slowing demand for our platform and applications, increasing competition, a decrease in the growth of our overall markets, or if we fail, for any reason, to continue to capitalize on growth opportunities, our relative lack of experience with renewals or a decline in available opportunities as a result of our increased market penetration in one or more of our markets.

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

We face intense competition from other software companies that develop learning management systems. Canvas primarily competes with systems offered by Blackboard, D2L and Moodle. Bridge primarily competes with systems offered by Cornerstone OnDemand, Saba Software and SumTotal Systems (owned by Skillsoft) along with dozens of small, specialized systems for specific industries to large, generalized systems provided as part of a larger human resources management suite. Competition could significantly impede our ability to sell or renew subscriptions to our learning management platform and applications on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future applications less competitive, unmarketable or obsolete. In addition, if these competitors develop applications with similar or superior functionality to our software, we may need to decrease the prices or accept less favorable terms for our subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, margins will be reduced and operating results will be negatively affected.

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

Our future success depends on our ability to adapt and enhance our learning management platform and applications. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our application offerings, features and enhancements to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop applications that address customers’ needs, or enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform and applications. Further, our competitors may expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of our competitors our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our learning management platform and applications is provided via the internet, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver learning management software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

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

Our business outside the United States exposes us to risks associated with international operations.*

For the three months ended March 31, 2017, 12% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. Our growth strategy involves the further expansion of our operations and customer base internationally. Our current international operations and future initiatives will involve a variety of risks, including:

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

For example, in June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). The withdrawal of the U.K. from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. The U.K. government delivered a notice of withdrawal in March 2017. It is likely that the withdrawal of the U.K. from the European Union will involve a process of lengthy negotiations between the U.K. and European Union member states to determine the future terms of the U.K.’s relationship with the European Union. Depending on the terms of Brexit, the U.K., where we operate our international headquarters, could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business in Europe more difficult. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our ability to conduct operations in Europe.

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

If we fail to manage our growth effectively or our business does not grow as we expect, our operating results may suffer.*

Our employee base and operations have grown substantially in a relatively short period of time. Our full-time employee base grew from 812 employees as of March 31, 2016 to 1,006 employees as of March 31, 2017. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of PII by U.S. companies doing business in the EU from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. In light of the ECJ opinion in Case C-362/14, we are engaged in efforts to legitimize data transfers from the European Economic Area, such as the use of so-called ‘model contract clauses’ developed by the European Commission. We may be unsuccessful in establishing additional legitimate means of transferring data from the European Economic Area, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. On July 12, 2016, the European Commission adopted the new EU-U.S. “Privacy Shield” to replace the U.S.-EU Safe Harbor Framework and starting on August 1, 2016, the Privacy Shield was made available to companies for self-certification.  In addition, on May 4, 2016, the EU formally adopted the General Data Protection Regulation (“GDPR”), which will apply to all EU member states from May 25, 2018 and will replace the Data Protection Directive 95/46/EC on that date.  The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of data protection rules. It is difficult to predict whether this new agreement will provide an appropriate means for us to legitimize data transfers from the European Economic Area to the U.S. or whether compliance with the GDPR will prove to be more burdensome than the Data Protection Directive 95/46/EC. In light of these developments, we plan to evaluate the Privacy Shield to determine whether it is appropriate for our data transfers and any additional mechanisms necessary to ensure compliance with the GDPR.  We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.

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

As of March 31, 2017, we had options outstanding that, if fully exercised, would result in the issuance of 2,986,855 shares of common stock and RSUs outstanding that, upon vesting, would result in the issuance of 1,193,531 shares of common stock. In addition, as of March 31, 2017, there were 2,644,797 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 606,678 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Moreover, as of March 31, 2017, the holders of an aggregate of up to approximately 10.4 million shares of common stock have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*

Based upon shares outstanding as of March 31, 2017, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 46.4% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

As a public company, we have incurred greater legal, accounting and other expenses than we incurred as a private company, and we expect these costs to increase after we cease to be an “emerging growth company.” We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of the New York Stock Exchange. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. After we are no longer an emerging growth company, or sooner if we choose not to take advantage of certain exemptions set forth in the JOBS Act, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

If we do not continue to develop effective internal controls, we may not be able to accurately report our financial results and our business could be harmed.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an emerging growth company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds from our Initial Public Offering of Common Stock

On November 12, 2015, our registration statement on Form S-1 (No. 333-207349) was declared effective for our IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 13, 2015. As of March 31, 2017, we have used $62.6 million of the net IPO proceeds to fund our operations.  As of March 31, 2017, no portion of the net IPO proceeds have been paid directly or indirectly by us to any of our directors or officers (or their associates) or persons owning ten percent or more of our equity securities, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.

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

Instructure, Inc.

Date: May 3, 2017	By:	/s/ Steven B. Kaminsky
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