Form 10-Q
period 2017-06-30
INSTRUCTURE INC
filed 2017-08-02
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, there were 29,400,779 shares of the registrant’s common stock outstanding.

Instructure, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2017

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,744	$44,539
Short-term marketable securities	—	23,895
Accounts receivable—net of allowance of $274 and $241 at June 30, 2017 and December 31, 2016, respectively	72,970	18,072
Prepaid expenses	7,721	5,434
Other current assets	886	936
Total current assets	107,321	92,876
Property and equipment, net	18,913	14,733
Goodwill	989	989
Intangible assets, net	802	760
Noncurrent prepaid expenses	978	984
Other assets	1,051	994
Total assets	$130,054	$111,336
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,850	$5,374
Accrued liabilities	13,303	10,905
Deferred rent	832	773
Deferred revenue	103,018	72,747
Total current liabilities	122,003	89,799
Deferred revenue, net of current portion	4,130	3,144
Deferred rent, net of current portion	7,899	8,372
Warrant liability	108	25
Other long-term liabilities	32	32
Total liabilities	134,172	101,372
Stockholders’ equity (deficit):
Common stock	3	3
Additional paid-in capital	218,328	206,442
Accumulated other comprehensive loss	—	(12)
Accumulated deficit	(222,449)	(196,469)
Total stockholders’ equity (deficit)	(4,118)	9,964
Total liabilities and stockholders’ equity (deficit)	$130,054	$111,336

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription and support	$32,650	$22,416	$63,163	$42,993
Professional services and other	5,394	3,474	8,860	6,196
Total revenue	38,044	25,890	72,023	49,189
Cost of revenue:
Subscription and support	7,967	5,586	15,072	11,023
Professional services and other	3,026	2,049	5,537	3,961
Total cost of revenue	10,993	7,635	20,609	14,984
Gross profit	27,051	18,255	51,414	34,205
Operating expenses:
Sales and marketing	21,314	18,038	40,300	34,201
Research and development	11,057	8,730	22,239	16,535
General and administrative	7,621	6,003	14,607	11,739
Total operating expenses	39,992	32,771	77,146	62,475
Loss from operations	(12,941)	(14,516)	(25,732)	(28,270)
Other income (expense):
Interest income	39	61	115	132
Interest expense	(4)	(12)	(18)	(23)
Change in fair value of warrant liability	(76)	—	(83)	62
Other income (expense), net	91	(56)	127	(131)
Total other income (expense), net	50	(7)	141	40
Loss before income taxes	(12,891)	(14,523)	(25,591)	(28,230)
Income tax expense	(105)	(67)	(136)	(99)
Net loss	$(12,996)	$(14,590)	$(25,727)	$(28,329)
Net loss per common share, basic and diluted	$(0.45)	$(0.53)	$(0.89)	$(1.03)
Weighted average common shares used in computing basic and diluted net loss per common share	29,090	27,610	28,909	27,456

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(12,996)	$(14,590)	$(25,727)	$(28,329)
Other comprehensive loss:
Net change in unrealized gains (losses) on marketable securities	2	—	—	—
Comprehensive loss	$(12,994)	$(14,590)	$(25,727)	$(28,329)

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net loss	$(25,727)	$(28,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,693	1,886
Amortization of intangible assets	259	164
Amortization of deferred financing costs	16	23
Change in fair value of warrant liability	83	(62)
Stock-based compensation	7,440	4,897
Other	(66)	(47)
Changes in assets and liabilities:
Accounts receivable, net	(55,105)	(31,978)
Prepaid expenses and other assets	(2,280)	133
Accounts payable and accrued liabilities	2,198	1,697
Deferred revenue	31,257	23,794
Deferred rent	(414)	(240)
Other liabilities	—	(330)
Net cash used in operating activities	(39,646)	(28,392)
Investing Activities:
Purchases of property and equipment	(6,955)	(3,410)
Purchases of intangible assets	(301)	(296)
Proceeds from sale of property and equipment	38	18
Maturities of marketable securities	23,900	325
Net cash provided by (used in) investing activities	16,682	(3,363)
Financing Activities:
Proceeds from issuance of common stock from employee equity plans	4,316	3,311
Shares repurchased for tax withholdings on vesting of restricted stock	(123)	—
Payments for financing costs	(24)	—
Net cash provided by financing activities	4,169	3,311
Net decrease in cash and cash equivalents	(18,795)	(28,444)
Cash and cash equivalents, beginning of period	44,539	90,471
Cash and cash equivalents, end of period	$25,744	$62,027
Supplemental cash flow disclosure:
Cash paid for taxes	$175	$31
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$210	$54
Issuance of common stock for exercise of common stock warrant	$—	$244
Vesting of common stock subject to repurchase	$—	$7

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement.  This guidance simplifies entities’ processes as it provides criteria to determine whether cloud computing arrangements contain a software license and should be accounted for as internal use software under ASC 350-40.  We elected to prospectively adopt the accounting standard in the beginning of our first quarter of 2016.  Prior periods in our consolidated financial statements were not retrospectively adjusted. Starting in our first quarter of 2016, if an arrangement included a software license, as defined by this ASU, then we accounted for the software license element of the arrangement in the intangible assets, net line item of the consolidated balance sheets rather than recording the amount in property and equipment, net.

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

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017.  We will adopt the new standard effective January 1, 2018.  The new standard permits adoption using either of two methods: (1) full retrospective application of the standard to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard, or (2) modified retrospective application of the standard with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. We plan to adopt the new standard using the full retrospective method. Our ability to adopt using the full retrospective method is dependent on several factors, including the significance of the impact of the new standard to our financial results, system readiness and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.

We have substantially completed our evaluation of the impact of the new standard on our accounting policies. We are currently in the system implementation stage of adopting the new standard.  We have assigned internal resources in addition to the engagement of third party service providers to assist in the implementation of identified system requirements to enable timely and accurate reporting under the new standard.

Under the current revenue recognition guidance, we have historically concluded that nonrefundable upfront fees do not have standalone value, and accordingly, we have recognized those fees over the longer of the contract term or customer life. Under the new standard, we have concluded that nonrefundable upfront fees are not considered a separate performance obligation.  As such, the consideration related to the nonrefundable upfront fees would be allocated across the other performance obligations included in the contract. Furthermore, under the current revenue recognition guidance we limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the delivery of future services.  Under the new standard, the concept of contingent revenue no longer exists.  As a result, the timing of when revenue is recognized could change significantly for nonrefundable upfront fees and our multi-year subscription agreements.  We plan to begin quantifying the financial statement impacts resulting from the adoption of the new standard upon completion of the system implementation stage.

As part of our evaluation, we have also considered the impact of the standard’s requirements with respect to capitalization and amortization of incremental costs of obtaining a contract. Under our current accounting policy, incremental costs of obtaining a contract are expensed as incurred. The new standard requires the capitalization of all incremental costs that we incur to obtain a contract with a customer that would not have been incurred if the contract had not been obtained, provided we expect to recover those costs.

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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(12,996)	$(14,590)	$(25,727)	$(28,329)
Denominator:
Weighted-average common shares outstanding—basic	29,090	27,625	28,909	27,481
Less: Weighted-average common stock subject to repurchase	—	(15)	—	(25)
Total weighted-average common shares outstanding—basic	29,090	27,610	28,909	27,456
Dilutive effect of share equivalents resulting from stock options, restricted stock units, common stock warrants and common stock subject to repurchase	—	—	—	—
Weighted-average common shares outstanding-diluted	29,090	27,610	28,909	27,456
Net loss per common share, basic and diluted	$(0.45)	$(0.53)	$(0.89)	$(1.03)

For all periods presented, we incurred net losses and, therefore, the effect of our outstanding stock options, restricted stock units, common stock warrants and common stock subject to repurchase was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	As of June 30,
	2017	2016
Options to purchase common stock	2,784	3,556
Common stock warrants	17	17
Common stock subject to repurchase	—	9
Restricted stock units	1,629	952
Total	4,430	4,534

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Computer and office equipment	$4,765	$3,918
Purchased software	1,071	1,074
Capitalized software development costs	11,370	6,947
Furniture and fixtures	2,976	2,701
Leasehold improvements and other	10,455	9,413
Total property and equipment	30,637	24,053
Less accumulated depreciation and amortization	(11,724)	(9,320)
Total	$18,913	$14,733

Accumulated amortization for capitalized software development costs was $3,263,000 and $2,355,000 at June 30, 2017 and December 31, 2016, respectively. Amortization expense for capitalized software development costs was $521,000 and $303,000 for the three months ended June 30, 2017 and 2016, respectively and $1,006,000 and $578,000 for the six months ended June 30, 2017 and 2016, respectively. Amortization expense for capitalized software development costs is recorded within cost of revenue on the consolidated statements of operations.

4. Goodwill and Intangible Assets

Goodwill was $989,000 as of June 30, 2017 and December 31, 2016.

Intangible assets consisted of the following (in thousands):

	Average Remaining	June 30,	December 31,
	Useful Life	2017	2016
Domain names	12 Months	$1,268	$1,268
Tradenames and trademarks	2 Months	120	109
Software	28 Months	611	321
Capitalized learning content	55 Months	400	400
Accumulated amortization		(1,597)	(1,338)
Total		$802	$760

Amortization expense for intangible assets was $117,000 and $86,000 for the three months ended June 30, 2017 and 2016, respectively and $259,000 and $164,000 for the six months ended June 30, 2017 and 2016, respectively.

Based on the recorded intangible assets at June 30, 2017, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2017	$143
2018	285
2019	216
2020	94
2021	64
Total	$802

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

Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$32,839	$23,674	$62,879	$45,269
Foreign	5,205	2,216	9,144	3,920
Total revenue	$38,044	$25,890	$72,023	$49,189
Percentage of revenue generated outside of the United States	14%	9%	13%	8%

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

The following tables summarize, by major security type, our assets that are measured at fair value on a recurring basis (in thousands):

June 30, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$—	$—	$—	$—

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$23,907	$—	$(12)	$23,895

There were  no investments in an unrealized loss position as of June 30, 2017. The aggregate fair value of investments in an unrealized loss position was $17,906,000 as of December 31, 2016. Because we did not sell or intend to sell investments in an unrealized loss position, we did not consider these investments with an unrealized loss to be other-than-temporarily impaired as of December 31, 2016.

There were no gross realized gains or losses from the sale or maturity of marketable securities during the six months ended June 30, 2017 and 2016.

During the six months ended June 30, 2017, we recognized gross interest income on securities of $89,000.  Interest income was offset by amortization expense on securities of $8,000 during the six months ended June 30 2017, and reported net within interest income on the consolidated statements of operations.

During the six months ended June 30, 2016, we recognized no gross interest income or amortization expense on securities.

The estimated fair value of investments by contractual maturity is as follows (in thousands):

	June 30,	December 31,
	2017	2016
Due within one year	$—	$23,895
Due after one year and through 5 years	—	—
Due after 5 years and through 10 years	—	—
Due after 10 years	—	—
Total	$—	$23,895

7. Stockholders’ Equity and Stock-Based Compensation

Common Stock

As of June 30, 2017 and December 31, 2016, there were 200,000,000 shares of common stock authorized. As of June 30, 2017, there were 29,380,273 and 29,379,325 shares issued and outstanding. As of December 31, 2016, there were 28,553,808 issued and outstanding. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through June 30, 2017.

Employee Equity Plans

Our 2015 Equity Incentive Plan (the “2015 Plan”) serves as the successor to our 2010 Equity Incentive Plan (the “2010 Plan”). Accordingly, no shares are available for issuance under the 2010 Plan; however, any outstanding options granted under the 2010 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of June 30, 2017, options to purchase 2,367,942 shares of common stock remained outstanding under the 2010 Plan. Pursuant to the terms of the 2015 Plan, the share reserve automatically increased by 1,284,921 shares in January 2017. As of June 30, 2017, we had approximately 2,055,150 shares of common stock available for future grants under the 2015 Plan.

We also have a 2015 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  Our board of directors approves the ESPP offerings. The offerings need not be identical, but each offering may not exceed 27 months and may specify one or more shorter purchase periods within the offering.  Pursuant to the terms of the ESPP, the share reserve increased by 285,538 shares in January 2017. As of June 30, 2017, 466,683 shares of common stock were available for issuance under the ESPP.

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options	$966	$937	$2,184	$2,136
Restricted stock units	2,632	1,194	4,297	1,675
Employee stock purchase plan	469	531	959	1,086
Total stock-based compensation	$4,067	$2,662	$7,440	$4,897

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Subscription and support cost of revenue	$191	$137	$317	$231
Professional services and other cost of revenue	156	136	261	235
Sales and marketing	1,195	789	2,150	1,444
Research and development	1,506	935	2,738	1,720
General and administrative	1,019	665	1,974	1,267
Total stock-based compensation	$4,067	$2,662	$7,440	$4,897

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2017 (in thousands, except per share data and years):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at December 31, 2016	3,106	$7.14	7.5	$38,558
Granted	185	21.83
Exercised	(460)	4.19
Forfeited or cancelled	(47)	9.32
Outstanding at June 30, 2017	2,784	8.57	7.3	58,280
Vested and expected to vest—June 30, 2017	2,784	8.57	7.3	58,280
Exercisable at June 30, 2017	1,742	6.15	6.8	40,690

As of June 30, 2017, we had $7,244,000 of unrecognized stock-based compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.4 years.

As of June 30, 2017, we had $862,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the term of the offering period ending November 30, 2017.

Restricted Stock Units

The following table summarizes the activity of restricted stock units (“RSUs”) for the six months ended June 30, 2017 (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at December 31, 2016	1,133	$18.36
Granted	792	22.76
Vested	(231)	18.32
Cancelled	(65)	19.66
Unvested and outstanding at June 30, 2017	1,629	20.45

As of June 30, 2017, we had $31,625,000 of unrecognized stock-based compensation costs related to outstanding RSUs that are expected to be recognized over a weighted average period of 3.2 years.

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2017 and the year ended December 31, 2016. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, were as follows (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,616	$—	$—	$9,616
Corporate debt securities	—	—	—	—
Total Assets	$9,616	$—	$—	$9,616
Liabilities:
Common stock warrant liability	$—	$—	$108	$108

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, were as follows (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17,394	$—	$—	$17,394
Corporate debt securities	—	23,895	—	23,895
Total assets	$17,394	$23,895	$—	$41,289
Liabilities:
Common stock warrant liability	$—	$—	$25	$25

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

The following table sets forth a summary of the changes in the estimated fair value of the warrant liability. Changes in the fair value are recognized in the change in fair value of warrant liability line item on the consolidated statements of operations. The following balance is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Common Stock
Warrant
Liability
Balance at January 1, 2017	$25
Recognized expense	83
Balance at June 30, 2017	$108

In November 2012, we issued a warrant to purchase 70,000 shares of common stock to our lender in connection with our line of credit. The warrant was fully exercisable and had a ten-year term with an exercise price of $0.99 per share.  In April 2014, we issued our lender an additional warrant to purchase up to 33,332 shares of common stock in connection with an amendment of our line of credit at an exercise price of $4.47 per share. 16,666 of these shares were exercisable without a contingency. The additional 16,666 shares (the “contingent common stock warrant”) may become exercisable if our aggregate outstanding balance of the credit facility exceeds $7,500,000. We anticipate the probability that the contingent common stock warrant becomes exercisable is 25%. On February 2, 2016, warrants for 86,666 shares were exercised.  At the lender’s request, we withheld 8,260 shares to cover the warrant exercise costs and we issued 78,406 shares.  In connection with the exercise of the warrant, the warrant liability was marked to market as of the settlement date. As a result of the exercise, a portion of the warrant liability equal to $244,000 was reversed and recorded as additional paid-in capital.  The remaining contingent common stock warrant to purchase 16,666 shares had an estimated common stock warrant liability balance of $108,000 at June 30, 2017.  The contingent common stock warrant expires April 1, 2024.

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

10. Commitments and Contingencies

Litigation

We are involved in legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on our financial position, results of operations or liquidity.

Lease Commitments

We lease office space under non-cancelable operating leases that contain rent escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements.

Rent expense under operating leases was $1,332,000 and $1,104,000 for the three months ended June 30, 2017 and 2016, respectively, and $2,533,000 and $2,234,000 for the six months ended June 30, 2017 and 2016, respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Overview

We provide an innovative, cloud-based learning management platform for academic institutions and companies worldwide. We built our learning management applications, Canvas, for the education market, and Bridge, for the corporate market, to enable our customers to easily develop, deliver and manage engaging face-to-face and online learning experiences. Our platform combines powerful, elegant and easy-to-use functionality with the reliability, security, scalability and support required by our customers. We also provide a video platform, Arc, that makes video learning more impactful using contextual comments, robust analytics, and seamless integration with learning management systems such as Canvas and Bridge.

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

As of June 30, 2017, we have grown to serve more than 3,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 50 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2016 and the six months ended June 30, 2017, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at June 30, 2017 and 2016. Our revenue was $38.0 million and $25.9 million for the three months ended June 30, 2017 and 2016, respectively, representing year-over-year growth of 47%, and $72.0 million and $49.2 million for the six months ended June 30 2017 and 2016, respectively, representing year-over-year growth of 46%. Our net losses were $13.0 million and $14.6 million for the three months ended June 30, 2017 and 2016, respectively, and $25.7 and $28.3 for the six months ended June 30, 2017 and 2016, respectively.

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

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. During the three months ended June 30, 2017 and 2016, 14% and 9% of our revenue was derived from outside the United States, respectively. During the six months ended June 30, 2017 and 2016, 13% and 8% of our revenue was derived from outside the United States, respectively. Our international operations are relatively new and we have limited experience operating in international markets, which increases the risk that our international expansion efforts may not be successful.

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

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of June 30, 2017 and 2016.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in fair value of warrant liability, which is subject to mark-to-market adjustments as of each reporting period. We have historically had a minimal amount of debt outstanding on which we pay interest. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue:
Subscription and support	$32,650	$22,416	$63,163	$42,993
Professional services and other	5,394	3,474	8,860	6,196
Total revenue	38,044	25,890	72,023	49,189
Cost of revenue:
Subscription and support(1)	7,967	5,586	15,072	11,023
Professional services and other(1)	3,026	2,049	5,537	3,961
Total cost of revenue	10,993	7,635	20,609	14,984
Gross profit	27,051	18,255	51,414	34,205
Operating expenses:
Sales and marketing(1)(3)	21,314	18,038	40,300	34,201
Research and development(1)(2)(3)	11,057	8,730	22,239	16,535
General and administrative(1)(3)	7,621	6,003	14,607	11,739
Total operating expenses	39,992	32,771	77,146	62,475
Loss from operations	(12,941)	(14,516)	(25,732)	(28,270)
Other income (expense):
Interest income	39	61	115	132
Interest expense	(4)	(12)	(18)	(23)
Change in fair value of warrant liability	(76)	—	(83)	62
Other income (expense), net	91	(56)	127	(131)
Total other income (expense), net	50	(7)	141	40
Loss before income taxes	(12,891)	(14,523)	(25,591)	(28,230)
Income tax expense	(105)	(67)	(136)	(99)
Net loss	$(12,996)	$(14,590)	$(25,727)	$(28,329)

(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue:
Subscription and support	$191	$137	$317	$231
Professional services and other	156	136	261	235
Sales and marketing	1,195	789	2,150	1,444
Research and development	1,506	935	2,738	1,720
General and administrative	1,019	665	1,974	1,267
Total stock-based compensation	$4,067	$2,662	$7,440	$4,897

(2)	Includes amortization of acquisition-related intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue:
Subscription and support	$—	$—	$—	$—
Professional services and other	—	—	—	—
Sales and marketing	—	—	—	—
Research and development	—	2	—	4
General and administrative	—	—	—
Total amortization of acquisition-related intangibles	$—	$2	$—	$4

(3)	Includes reversal of tax expense on secondary stock purchase transactions due to the reduction of the estimated liability as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue:
Subscription and support	$—	$—	$—	$—
Professional services and other	—	—	—	—
Sales and marketing	(256)	(57)	(256)	(57)
Research and development	(256)	(57)	(256)	(57)
General and administrative	(22)	(103)	(22)	(103)
Total payroll tax expense	$(534)	$(217)	$(534)	$(217)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(as a percentage of total revenue)
Revenue:
Subscription and support	86%	87%	88%	87%
Professional services and other	14	13	12	13
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	21	22	21	22
Professional services and other	8	8	8	8
Total cost of revenue	29	30	29	30
Gross profit	71	70	71	70
Operating expenses:
Sales and marketing	56	70	56	70
Research and development	29	34	31	34
General and administrative	20	23	20	24
Total operating expenses	105	127	107	128
Loss from operations	(34)	(57)	(36)	(58)
Other income (expense):
Interest income	0	0	0	0
Interest expense	(0)	(0)	(0)	(0)
Change in fair value of warrant liability	(0)	—	(0)	0
Other income (expense), net	0	(0)	0	(0)
Total other expense, net	0	(0)	0	0
Loss before income taxes	(34)	(57)	(36)	(58)
Income tax expense	(0)	(0)	(0)	(0)
Net loss	(34)%	(57)%	(36)%	(58)%

Three and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Subscription and support	$32,650	$22,416	$10,234	46%	$63,163	$42,993	$20,170	47%
Professional services and other	5,394	3,474	1,920	55	8,860	6,196	2,664	43
Total revenue	$38,044	$25,890	$12,154	47	$72,023	$49,189	$22,834	46

Three month and six month change

Subscription and support revenue increased $10.2 million and $20.2 million for the three and six months ended June 30, 2017, respectively, primarily due to an increase in the total number of customers, which has grown to over 3,000 as of June 30, 2017, net revenue retention in excess of 100% as of June 30, 2017 and continued growth in international revenue, which contributed over 10% of total revenue for both the three and six months ended June 30, 2017.

Professional services and other revenue increased $1.9 million and $2.7 million for the three and six months ended June 30, 2017, respectively, primarily due to the increase in new customers discussed above.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$7,967	$5,586	$2,381	43%	$15,072	$11,023	$4,049	37%
Professional services and other	3,026	2,049	977	48	5,537	3,961	1,576	40
Total cost of revenue	$10,993	$7,635	$3,358	44	$20,609	$14,984	$5,625	38
Gross margin percentage:
Subscription and support revenue	76%	75%			76%	74%
Professional services and other	44	41			38	36
Total gross margin	71	71			71	70

Three month change

Total cost of revenue increased $3.4 million for the three months ended June 30, 2017 primarily due to an increase in employee-related costs, web hosting and third-party software license costs, amortization of developed technology and outside contractor costs. Total gross margin increased due to the impact of improved leverage of our web hosting costs relative to the growth in total revenue.

Subscription and support cost of revenue increased $2.4 million for the three months ended June 30, 2017 primarily due to an increase in web hosting and third-party software license costs, employee-related costs, amortization of developed technology and overhead allocations. Web hosting and third-party software license costs increased $1.3 million due to the increase in total customers. Employee-related costs increased $0.7 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $0.2 million due to the continued development of our software platform. Allocated overhead expenses and other insignificant items increased $0.2 million primarily due to higher rent and communication expense.

Professional services and other costs of revenue increased $1.0 million for the three months ended June 30, 2017 primarily due to an increase in employee-related costs of $0.6 million, as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings, travel and outside contractor costs of $0.3 million, as customer growth increases the demand for training and professional services and other insignificant items of $0.1 million.

Six month change

Total cost of revenue increased $5.6 million for the six months ended June 30, 2017 primarily due to an increase in employee-related costs, web hosting costs and amortization of developed technology. Total gross margin increased due to the impact of improved leverage of our web hosting costs relative to the growth in subscription and support revenue.

Subscription and support cost of revenue increased $4.0 million for the six months ended June 30, 2017 primarily due to an increase in web hosting costs, employee-related costs, amortization of developed technology and overhead allocations. Web hosting costs and third-party license costs increased $2.1 million due to the increase in total customers. Employee-related costs increased $1.2 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $0.4 million due to the continued development of our software platform. Allocated overhead expenses and other insignificant items increased $0.3 million primarily due to higher rent and communication expense.

Professional services and other costs of revenue increased $1.6 million for the six months ended June 30, 2017 primarily due to an increase in employee-related costs, travel, outside services and third-party software costs. Employee-related costs increased $0.9 million as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings. Travel and outside services costs increased $0.5 million, as customer growth increases the demand for training and professional services and third-party software costs increased $0.2 million.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$21,314	$18,038	$3,276	18%	$40,300	$34,201	$6,099	18%

Three month change

Sales and marketing expenses increased $3.3 million for the three months ended June 30, 2017 primarily due to an increase in employee-related costs, travel, third-party software and overhead allocations. Employee-related costs increased $2.7 million as a result of hiring of additional employees domestically and internationally to continue to grow our customer base. Travel costs increased by $0.3 million as we continue to expand our sales and marketing organization and grow our customer base. Third-party software costs increased by $0.1 and allocated overhead expenses and other insignificant items increased $0.2 million primarily due to higher rent and communication expense.

Six month change

Sales and marketing expenses increased $6.1 million for the six months ended June 30, 2017 primarily due to an increase in employee-related costs, travel, outside services, information technology and overhead allocations. Employee-related costs increased $4.8 million as a result of hiring additional employees domestically and internationally to continue to grow our customer base. Travel costs increased $0.6 million as we continue to expand our sales and marketing organization. Outside services increased $0.2 million due to international consultants working in new jurisdictions. Third-party software expense increased $0.2 million as we continue to automate our internal systems. Allocated overhead expenses and other insignificant items increased $0.3 million primarily due to higher rent expense.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$11,057	$8,730	$2,327	27%	$22,239	$16,535	$5,704	34%

Three month change

Research and development expenses increased $2.3 million for the three months ended June 30, 2017 due to an increase in employee-related costs, outside contractor costs, information technology expenses and overhead allocations. Employee-related costs increased $1.3 million as we continue to grow our engineering organization. Outside contractor costs increased by $0.3 million due to outsourced development. Information technology expenses increased $0.3 million due to third-party software license costs to equip and support our engineering organization. Travel expense increased by $0.2 million as we have significant development offices in Chicago and Seattle. Overhead allocations and other insignificant items increased by $0.2 million primarily due to higher rent and communication expense.

Six month change

Research and development expenses increased $5.7 million for the six months ended June 30, 2017 primarily due to an increase in employee-related costs, information technology, outside contractors, overhead allocations and travel. Employee-related costs increased $3.8 million as we continue to grow our engineering organization. Information technology expenses increased $0.5 million due to third-party software license costs to equip and support our engineering organization. Outside contractor costs increased by $0.7 million due to outsourced development. Allocated overhead expenses increased $0.3 million primarily due to higher rent and communication expense and travel expense and other insignificant items increased by $0.2 million as we have significant development offices in Chicago and Seattle. Depreciation and other insignificant items increased by $0.2 million due to increased headcount.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$7,621	$6,003	$1,618	27%	$14,607	$11,739	$2,868	24%

Three month change

General and administrative expenses increased $1.6 million for the three months ended June 30, 2017 primarily due to an increase in employee-related costs, information technology and overhead allocations. Employee-related costs increased $1.0 million as a result of recruiting and hiring additional employees to support our growth. Depreciation, amortization and other insignificant items increased $0.3 million due to increased headcount. Allocated overhead costs increased $0.2 million due to higher rent expense. Information technology expenses increased $0.1 million as we continued to automate our internal systems.

Six month change

General and administrative expenses increased $2.9 million for the six months ended June 30, 2017 primarily due to an increase in employee-related costs, information technology, and overhead allocations. Employee related costs increased $2.0 million as a result of recruiting and hiring additional employees to support our growth. Information technology increased $0.4 million as we continue to invest in and automate our internal systems. Depreciation, amortization and other insignificant items increased $0.3 million due to increased headcount. Allocated overhead costs increased $0.2 million due to higher rent expense.

Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Other Income, net	$50	$(7)	$57	(814)%	$141	$40	$101	253%

Three and Six month change

Other income (expense), net includes interest income and expense, the change in fair value of warrant liability and the impact of foreign currency transaction gains and losses. Other income (expense), net increased slightly for the three and six months ended June 30, 2017 primarily as a result of fluctuations in foreign exchange rates during the period and the change in the fair value of the warrant liability.

Liquidity and Capital Resources

As of June 30, 2017, we had $25.7 million of cash and cash equivalents. We believe our cash and cash equivalents, cash flows from operations and available borrowings under our credit facility will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2017, we entered into an amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank (“SVB”). The agreement provides for up to $15.0 million in revolving borrowings (subject to increase to $35.0 million in the lender’s sole discretion). Availability is subject to a formula based on our monthly recurring revenue. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2018, at which time the principal amount of all outstanding advances becomes due and payable. We are obligated to pay a fee equal to 0.25% per year, payable quarterly in respect of any unused borrowing capacity under the credit facility. As of June 30, 2017, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions and dividends to stockholders. The agreement also includes a financial covenant requiring the achievement of minimum bookings on a trailing three-month basis, tested quarterly. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of June 30, 2017, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(39,646)	$(28,392)
Net cash provided by (used in) investing activities	16,682	(3,363)
Net cash provided by financing activities	4,169	3,311

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

Operating Activities

Net cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash used in operating activities during the six months ended June 30, 2017 was $39.6 million, which primarily reflected our net loss of $25.7 million, offset by non-cash expenses that included $7.4 million of stock-based compensation and $3.0 million of depreciation and amortization. Working capital uses of cash included a net decrease of $23.8 million in deferred revenue and accounts receivable due to the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year.  Additional uses of cash include an increase in prepaids and other assets of $2.3 million, a decrease in deferred rent of $0.4 million; offset by an increase in accounts payable and accrued liabilities of $2.2 million.

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

Net cash provided by investing activities during the six months ended June 30, 2017 was $16.7 million, consisting primarily of $23.9 million of cash maturities from our marketable securities and $0.1 from proceeds from disposals.  This was offset by $7.3 million of purchased property and equipment and intangibles.

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

Net cash provided by financing activities for the six months ended June 30, 2017 was $4.2 million and consisted of $4.3 million in proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options and the purchase of common stock under our employee stock purchase plan; offset by $0.1 million in shares repurchased for tax withholdings on vesting of restricted stock.

Net cash provided by financing activities for the six months ended June 30, 2016 was $3.3 million and consisted of proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

Contractual Obligations and Commitments

As of June 30, 2017, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 10, 2017 other than a new lease agreement that we entered into during the three months ended June 30, 2017 in Sydney, Australia. The lease commences July 1, 2018 for a term of six years ending June 30, 2023, with one option to renew for an additional three-year period. The base annual rent payment is $1.1 million and is subject to an annual rent escalation of 4%. In connection with the new lease, we obtained four letters of credit valuing $1.4 million in lieu of refundable deposits. Two of the letters of credit will expire once the equivalent of the tenant improvement allowance is paid for in rent, or $647,000.  The remaining two letters of credit will remain in place through June 30, 2023.

As of June 30, 2017, we have no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Through June 30, 2017, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Other Financial Data:
Non-GAAP operating loss (1)	(9,408)	(12,069)	(18,826)	(23,586)
Free cash flow (2)	(15,695)	(10,819)	(46,864)	(32,080)

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

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Loss from operations	$(12,941)	$(14,516)	$(25,732)	$(28,270)
Stock-based compensation	4,067	2,662	7,440	4,897
Reversal of payroll tax expense on secondary stock purchase transactions	(534)	(217)	(534)	(217)
Amortization of acquisition related intangibles	—	2	—	4
Non-GAAP operating loss	$(9,408)	$(12,069)	$(18,826)	$(23,586)

The following table provides a reconciliation of net cash used in operating activities to free cash flow, a non-GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net cash used in operating activities	$(11,897)	$(9,542)	$(39,646)	$(28,392)
Less: purchases of property and equipment and intangible assets	3,821	1,287	7,256	3,706
Plus: proceeds from disposals of property and equipment	23	10	38	18
Free cash flow	$(15,695)	$(10,819)	$(46,864)	$(32,080)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2017 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 10, 2017.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.*

We have incurred net losses of $53.6 million, $53.0 million and $41.4 million in 2016, 2015 and 2014, respectively, and $25.7 million and $28.3 million in the six months ended June 30, 2017 and 2016, respectively. We had an accumulated deficit of $222.4 million at June 30, 2017. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

Our business outside the United States exposes us to risks associated with international operations.*

For the six months ended June 30, 2017, 13% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. Our growth strategy involves the further expansion of our operations and customer base internationally. Our current international operations and future initiatives will involve a variety of risks, including:

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

If we fail to manage our growth effectively or our business does not grow as we expect, our operating results may suffer.*

Our employee base and operations have grown substantially in a relatively short period of time. Our full-time employee base grew from 847 employees as of June 30, 2016 to 1,099 employees as of June 30, 2017. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of PII by U.S. companies doing business in the EU from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. In light of the ECJ opinion in Case C-362/14, we are engaged in efforts to legitimize data transfers from the European Economic Area, such as the use of so-called ‘model contract clauses’ developed by the European Commission. We may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. On July 12, 2016, the European Commission adopted the new EU-U.S. “Privacy Shield” to replace the U.S.-EU Safe Harbor Framework and starting on August 1, 2016, the Privacy Shield was made available to companies for self-certification.  In addition, on May 4, 2016, the EU formally adopted the General Data Protection Regulation (“GDPR”), which will apply to all EU member states beginning May 25, 2018 and will replace the Data Protection Directive 95/46/EC on that date.  The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of data protection rules. It is difficult to predict whether this new agreement will provide an appropriate means for us to legitimize data transfers from the European Economic Area to the U.S. or whether compliance with the GDPR will prove to be more burdensome than the Data Protection Directive 95/46/EC. In light of these developments, we have applied for self-certification to the Privacy Shield and are actively working to ensure compliance with the GDPR.  We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.

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

Risks Related to Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, during 2017, our common stock’s daily closing price on the New York Stock Exchange has ranged from $19.80 to $31.70 through July 28, 2017. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of June 30, 2017, we had options outstanding that, if fully exercised, would result in the issuance of 2,784,271 shares of common stock and RSUs outstanding that, upon vesting, would result in the issuance of 1,628,897 shares of common stock. In addition, as of June 30, 2017, there were 2,055,150 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 466,683 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Moreover, as of June 30, 2017, the holders of an aggregate of up to approximately 4.9 million shares of common stock have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*

Based upon shares outstanding as of June 30, 2017, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 46.0% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.*

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. As an “emerging growth company” under the JOBS Act, we have been permitted to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. However, we are electing not to take advantage of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

We may take advantage of these provisions until we are no longer an “emerging growth company.” We will cease to be an” emerging growth company” on the last day of 2017. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. As a result of our non-affiliate public float as of June 30, 2017, we will be an accelerated filer upon the filing of next year’s Annual Report on Form 10-K and will therefore cease to be an “emerging growth company” at that time.

We have incurred, and expect to incur, increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, operating results and financial condition.*

As a public company, we have incurred greater legal, accounting and other expenses than we incurred as a private company, and we expect these costs to increase after we cease to be an “emerging growth company.” We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of the New York Stock Exchange. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. Because we will cease to be an “emerging growth company” upon the filing of next year’s Annual Report on Form 10-K, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

If we do not continue to develop effective internal controls, we may not be able to accurately report our financial results and our business could be harmed.*

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an emerging growth company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. Because we will cease to be an “emerging growth company” upon the filing of next year’s Annual Report on Form 10-K, our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting and the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds from our Initial Public Offering of Common Stock

On November 12, 2015, our registration statement on Form S-1 (No. 333-207349) was declared effective for our IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 13, 2015. As of June 30, 2017, we have used all of the net IPO proceeds to fund our operations.  No portion of the net IPO proceeds have been paid directly or indirectly by us to any of our directors or officers (or their associates) or persons owning ten percent or more of our equity securities, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.

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

Instructure, Inc.

Date: August 2, 2017	By:	/s/ Steven B. Kaminsky
Steven B. Kaminsky
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	001-37629	3.1	November 18, 2015

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-207349	3.4	October 9, 2015

4.1	Form of Common Stock Certificate.	S-1	333-207349	4.1	November 2, 2015

10.1	Amended and Restated Loan and Security Agreement by and between Registrant and Silicon Valley Bank, dated June 22, 2017					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*

Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.