Form 10-Q
period 2017-09-30
INSTRUCTURE INC
filed 2017-11-01
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, there were 29,775,311 shares of the registrant’s common stock outstanding.

Instructure, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2017

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,716	$44,539
Short-term marketable securities	8,089	23,895
Accounts receivable—net of allowance of $355 and $241 at September 30, 2017 and December 31, 2016, respectively	35,465	18,072
Prepaid expenses	6,935	5,434
Other current assets	918	936
Total current assets	110,123	92,876
Property and equipment, net	20,907	14,733
Goodwill	989	989
Intangible assets, net	731	760
Noncurrent prepaid expenses	1,757	984
Other assets	974	994
Total assets	$135,481	$111,336
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$10,146	$5,374
Accrued liabilities	13,771	10,905
Deferred rent	897	773
Deferred revenue	109,280	72,747
Total current liabilities	134,094	89,799
Deferred revenue, net of current portion	3,942	3,144
Deferred rent, net of current portion	8,185	8,372
Warrant liability	123	25
Other long-term liabilities	—	32
Total liabilities	146,344	101,372
Stockholders’ equity (deficit):
Common stock	3	3
Additional paid-in capital	223,957	206,442
Accumulated other comprehensive loss	(1)	(12)
Accumulated deficit	(234,822)	(196,469)
Total stockholders’ equity (deficit)	(10,863)	9,964
Total liabilities and stockholders’ equity (deficit)	$135,481	$111,336

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription and support	$37,427	$25,814	$100,590	$68,807
Professional services and other	5,521	4,331	14,381	10,527
Total revenue	42,948	30,145	114,971	79,334
Cost of revenue:
Subscription and support	9,278	6,312	24,350	17,335
Professional services and other	3,192	2,326	8,729	6,287
Total cost of revenue	12,470	8,638	33,079	23,622
Gross profit	30,478	21,507	81,892	55,712
Operating expenses:
Sales and marketing	22,129	17,788	62,429	51,989
Research and development	12,577	9,297	34,816	25,832
General and administrative	8,334	6,689	22,941	18,428
Total operating expenses	43,040	33,774	120,186	96,249
Loss from operations	(12,562)	(12,267)	(38,294)	(40,537)
Other income (expense):
Interest income	84	104	199	236
Interest expense	—	(31)	(18)	(54)
Change in fair value of warrant liability	(15)	(10)	(98)	52
Other income (expense), net	191	(103)	318	(234)
Total other income (expense), net	260	(40)	401	—
Loss before income taxes	(12,302)	(12,307)	(37,893)	(40,537)
Income tax expense	(71)	(10)	(207)	(109)
Net loss	$(12,373)	$(12,317)	$(38,100)	$(40,646)
Net loss per common share, basic and diluted	$(0.42)	$(0.44)	$(1.31)	$(1.47)
Weighted average common shares used in computing basic and diluted net loss per common share	29,535	28,084	29,120	27,667

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(12,373)	$(12,317)	$(38,100)	$(40,646)
Other comprehensive gain (loss):
Net change in unrealized gains (losses) on marketable securities	(1)	(9)	11	(9)
Comprehensive loss	$(12,374)	$(12,326)	$(38,089)	$(40,655)

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net loss	$(38,100)	$(40,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,322	2,832
Amortization of intangible assets	330	284
Amortization of deferred financing costs	24	34
Change in fair value of warrant liability	98	(52)
Stock-based compensation	11,707	7,701
Other	(42)	120
Changes in assets and liabilities:
Accounts receivable, net	(17,620)	(13,887)
Prepaid expenses and other assets	(2,229)	849
Accounts payable and accrued liabilities	8,196	4,303
Deferred revenue	37,331	32,460
Deferred rent	(63)	(379)
Other liabilities	(32)	(361)
Net cash provided by (used in) operating activities	3,922	(6,742)
Investing Activities:
Purchases of property and equipment	(10,830)	(4,922)
Purchases of intangible assets	(301)	(311)
Proceeds from sale of property and equipment	50	23
Purchases of marketable securities	(8,088)	(24,363)
Maturities of marketable securities	23,900	325
Net cash provided by (used in) investing activities	4,731	(29,248)
Financing Activities:
Proceeds from issuance of common stock from employee equity plans	5,769	4,494
Shares repurchased for tax withholdings on vesting of restricted stock	(214)	—
Payments for financing costs	(31)	—
Net cash provided by financing activities	5,524	4,494
Net increase (decrease) in cash and cash equivalents	14,177	(31,496)
Cash and cash equivalents, beginning of period	44,539	90,471
Cash and cash equivalents, end of period	$58,716	$58,975
Supplemental cash flow disclosure:
Cash paid for taxes	$247	$49
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$24	$210
Issuance of common stock for exercise of common stock warrant	$—	$244
Vesting of common stock subject to repurchase	$—	$20

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

We have substantially completed our evaluation of the impact of the new standard on our accounting policies. While meaningful system configuration progress has been achieved, we are currently in the system implementation stage of adopting the new standard.  Internal resources and third-party service providers are actively involved in the implementation of identified system requirements to enable timely and accurate reporting under the new standard.

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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(12,373)	$(12,317)	$(38,100)	$(40,646)
Denominator:
Weighted-average common shares outstanding—basic	29,535	28,090	29,120	27,685
Less: Weighted-average common stock subject to repurchase	—	(6)	—	(18)
Total weighted-average common shares outstanding—basic	29,535	28,084	29,120	27,667
Dilutive effect of share equivalents resulting from stock options, restricted stock units, common stock warrants and common stock subject to repurchase	—	—	—	—
Weighted-average common shares outstanding-diluted	29,535	28,084	29,120	27,667
Net loss per common share, basic and diluted	$(0.42)	$(0.44)	$(1.31)	$(1.47)

For all periods presented, we incurred net losses and, therefore, the effect of our outstanding stock options, restricted stock units, common stock warrants and common stock subject to repurchase was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	As of September 30,
	2017	2016
Options to purchase common stock	2,489	3,261
Common stock warrants	17	17
Common stock subject to repurchase	—	4
Restricted stock units	1,566	1,000
Total	4,072	4,282

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Computer and office equipment	$5,220	$3,918
Purchased software	1,071	1,074
Capitalized software development costs	13,537	6,947
Furniture and fixtures	3,454	2,701
Leasehold improvements and other	10,837	9,413
Total property and equipment	34,119	24,053
Less accumulated depreciation and amortization	(13,212)	(9,320)
Total	$20,907	$14,733

Accumulated amortization for capitalized software development costs was $3,813,000 and $2,355,000 at September 30, 2017 and December 31, 2016, respectively. Amortization expense for capitalized software development costs was $639,000 and $260,000 for the three months ended September 30, 2017 and 2016, respectively and $1,645,000 and $838,000 for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense for capitalized software development costs is recorded within cost of revenue on the consolidated statements of operations.

4. Goodwill and Intangible Assets

Goodwill was $989,000 as of September 30, 2017 and December 31, 2016.

Intangible assets consisted of the following (in thousands):

	Average Remaining	September 30,	December 31,
	Useful Life	2017	2016
Domain names	12 Months	$1,268	$1,268
Tradenames and trademarks	2 Months	120	109
Software	28 Months	611	321
Capitalized learning content	55 Months	400	400
Accumulated amortization		(1,668)	(1,338)
Total		$731	$760

Amortization expense for intangible assets was $71,000 and $98,000 for the three months ended September 30, 2017 and 2016, respectively and $330,000 and $284,000 for the nine months ended September 30, 2017 and 2016, respectively.

Based on the recorded intangible assets at September 30, 2017, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2017	$72
2018	285
2019	216
2020	94
2021	64
Total	$731

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

Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$36,492	$26,973	$99,370	$72,242
Foreign	6,456	3,172	15,601	7,092
Total revenue	$42,948	$30,145	$114,971	$79,334
Percentage of revenue generated outside of the United States	15%	11%	14%	9%

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

The following tables summarize, by major security type, our assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$8,090	$—	$(1)	$8,089

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$23,907	$—	$(12)	$23,895

The aggregate fair value of investments in an unrealized loss position was $1,806,000 and $17,906,000 as of September 30, 2017 and December 31, 2016, respectively. Because we do not intend to sell the investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis, we do not consider these investments with an unrealized loss to be other-than-temporarily impaired as of September 30, 2017.

There were no gross realized gains or losses from the sale or maturity of marketable securities during the nine months ended September 30, 2017 and 2016.

During the nine months ended September 30, 2017, we recognized gross interest income on securities of $125,000.  Interest income was offset by amortization expense on securities of $9,000 during the nine months ended September 30, 2017, and reported net within interest income on the consolidated statements of operations.

During the nine months ended September 30, 2016, we recognized gross interest income on securities of $173,000. Interest income was offset by amortization expense on securities of $20,000 during the nine months ended September 30, 2016, and reported net within interest income on the consolidated statements of operations.

The estimated fair value of investments by contractual maturity is as follows (in thousands):

	September 30,	December 31,
	2017	2016
Due within one year	$8,089	$23,895
Thereafter	—	—
Total	$8,089	$23,895

7. Stockholders’ Equity (Deficit) and Stock-Based Compensation

Common Stock

As of September 30, 2017 and December 31, 2016, there were 200,000,000 shares of common stock authorized. As of September 30, 2017, there were 29,754,992 and 29,752,977 shares issued and outstanding, respectively. As of December 31, 2016, there were 28,553,808 issued and outstanding. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The share holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through September 30, 2017.

Employee Equity Plans

Our 2015 Equity Incentive Plan (the “2015 Plan”) serves as the successor to our 2010 Equity Incentive Plan (the “2010 Plan”). Accordingly, no shares are available for issuance under the 2010 Plan; however, any outstanding options granted under the 2010 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of September 30, 2017, options to purchase 2,073,725 shares of common stock remained outstanding under the 2010 Plan. Pursuant to the terms of the 2015 Plan, the share reserve automatically increased by 1,284,921 shares in January 2017. As of September 30, 2017, we had approximately 2,001,025 shares of common stock available for future grants under the 2015 Plan.

We also have a 2015 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  Our board of directors approves the ESPP offerings. The offerings need not be identical, but each offering may not exceed 27 months and may specify one or more shorter purchase periods within the offering.  Pursuant to the terms of the ESPP, the share reserve increased by 285,538 shares in January 2017. As of September 30, 2017, 466,683 shares of common stock were available for issuance under the ESPP.

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options	$939	$994	$3,123	$3,130
Restricted stock units	2,812	1,273	7,109	2,948
Employee stock purchase plan	516	537	1,475	1,623
Total stock-based compensation	$4,267	$2,804	$11,707	$7,701

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Subscription and support cost of revenue	$211	$129	$528	$360
Professional services and other cost of revenue	161	127	422	362
Sales and marketing	1,255	775	3,405	2,219
Research and development	1,637	1,022	4,375	2,742
General and administrative	1,003	751	2,977	2,018
Total stock-based compensation	$4,267	$2,804	$11,707	$7,701

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2017 (in thousands, except per share data and years):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at December 31, 2016	3,106	$7.14	7.5	$38,558
Granted	185	21.83
Exercised	(719)	4.70
Forfeited or cancelled	(83)	10.02
Outstanding at September 30, 2017	2,489	8.44	7.1	60,511
Vested and expected to vest—September 30, 2017	2,489	8.44	7.1	60,511
Exercisable at September 30, 2017	1,655	6.67	6.6	43,833

As of September 30, 2017, we had $6,056,000 of unrecognized stock-based compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.3 years.

As of September 30, 2017, we had $324,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the term of the offering period ending November 30, 2017.

Restricted Stock Units

The following table summarizes the activity of restricted stock units (“RSUs”) for the nine months ended September 30, 2017 (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at December 31, 2016	1,133	$18.36
Granted	912	23.76
Vested	(350)	19.00
Cancelled	(129)	20.09
Unvested and outstanding at September 30, 2017	1,566	21.22

As of September 30, 2017, we had $31,164,000 of unrecognized stock-based compensation costs related to outstanding RSUs that are expected to be recognized over a weighted average period of 3.1 years.

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2017 and the year ended December 31, 2016. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, were as follows (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,558	$—	$—	$21,558
Corporate debt securities	—	8,089	—	8,089
Total Assets	$21,558	$8,089	$—	$29,647
Liabilities:
Common stock warrant liability	$—	$—	$123	$123

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, were as follows (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17,394	$—	$—	$17,394
Corporate debt securities	—	23,895	—	23,895
Total assets	$17,394	$23,895	$—	$41,289
Liabilities:
Common stock warrant liability	$—	$—	$25	$25

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

The following table sets forth a summary of the changes in the estimated fair value of the warrant liability. Changes in the fair value are recognized in the change in fair value of warrant liability line item on the consolidated statements of operations. The following balance is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Common Stock
Warrant
Liability
Balance at January 1, 2017	$25
Recognized expense	98
Balance at September 30, 2017	$123

In November 2012, we issued a warrant to purchase 70,000 shares of common stock to our lender in connection with our line of credit. The warrant was fully exercisable and had a ten-year term with an exercise price of $0.99 per share.  In April 2014, we issued our lender an additional warrant to purchase up to 33,332 shares of common stock in connection with an amendment of our line of credit at an exercise price of $4.47 per share. 16,666 of these shares were exercisable without a contingency. The additional 16,666 shares (the “contingent common stock warrant”) may become exercisable if our aggregate outstanding balance of the credit facility exceeds $7,500,000. We anticipate the probability that the contingent common stock warrant becomes exercisable is 25%. On February 2, 2016, warrants for 86,666 shares were exercised.  At the lender’s request, we withheld 8,260 shares to cover the warrant exercise costs and we issued 78,406 shares.  In connection with the exercise of the warrant, the warrant liability was marked to market as of the settlement date. As a result of the exercise, a portion of the warrant liability equal to $244,000 was reversed and recorded as additional paid-in capital.  The remaining contingent common stock warrant to purchase 16,666 shares had an estimated common stock warrant liability balance of $123,000 at September 30, 2017.  The contingent common stock warrant expires April 1, 2024.

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

Rent expense under operating leases was $1,414,000 and $1,156,000 for the three months ended September 30, 2017 and 2016, respectively, and $3,897,000 and $3,390,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, we have grown to serve more than 3,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 50 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2016 and the nine months ended September 30, 2017, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at September 30, 2017 and 2016. Our revenue was $42.9 million and $30.1 million for the three months ended September 30, 2017 and 2016, respectively, representing year-over-year growth of 43%, and $115.0 million and $79.3 million for the nine months ended September 30, 2017 and 2016, respectively, representing year-over-year growth of 45%. Our net losses were $12.4 million and $12.3 million for the three months ended September 30, 2017 and 2016, respectively, and $38.1 and $40.6 for the nine months ended September 30, 2017 and 2016, respectively.

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

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. During the three months ended September 30, 2017 and 2016, 15% and 11% of our revenue was derived from outside the United States, respectively. During the nine months ended September 30, 2017 and 2016, 14% and 9% of our revenue was derived from outside the United States, respectively. Our international operations are relatively new and we have limited experience operating in international markets, which increases the risk that our international expansion efforts may not be successful.

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

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of September 30, 2017 and 2016.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income, interest expense, the change in fair value of warrant liability, which is subject to mark-to-market adjustments as of each reporting period, and the impact of foreign currency transaction gains and losses. We have historically had a minimal amount of debt outstanding on which we pay interest. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue:
Subscription and support	$37,427	$25,814	$100,590	$68,807
Professional services and other	5,521	4,331	14,381	10,527
Total revenue	42,948	30,145	114,971	79,334
Cost of revenue:
Subscription and support(1)	9,278	6,312	24,350	17,335
Professional services and other(1)	3,192	2,326	8,729	6,287
Total cost of revenue	12,470	8,638	33,079	23,622
Gross profit	30,478	21,507	81,892	55,712
Operating expenses:
Sales and marketing(1)(3)	22,129	17,788	62,429	51,989
Research and development(1)(2)(3)	12,577	9,297	34,816	25,832
General and administrative(1)(3)	8,334	6,689	22,941	18,428
Total operating expenses	43,040	33,774	120,186	96,249
Loss from operations	(12,562)	(12,267)	(38,294)	(40,537)
Other income (expense):
Interest income	84	104	199	236
Interest expense	—	(31)	(18)	(54)
Change in fair value of warrant liability	(15)	(10)	(98)	52
Other income (expense), net	191	(103)	318	(234)
Total other income (expense), net	260	(40)	401	—
Loss before income taxes	(12,302)	(12,307)	(37,893)	(40,537)
Income tax expense	(71)	(10)	(207)	(109)
Net loss	$(12,373)	$(12,317)	$(38,100)	$(40,646)

(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue:
Subscription and support	$211	$129	$528	$360
Professional services and other	161	127	422	362
Sales and marketing	1,255	775	3,405	2,219
Research and development	1,637	1,022	4,375	2,742
General and administrative	1,003	751	2,977	2,018
Total stock-based compensation	$4,267	$2,804	$11,707	$7,701

(2)	Includes amortization of acquisition-related intangibles as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue:
Subscription and support	$—	$—	$—	$—
Professional services and other	—	—	—	—
Sales and marketing	—	—	—	—
Research and development	—	2	—	6
General and administrative	—	—	—	—
Total amortization of acquisition-related intangibles	$—	$2	$—	$6

(3)	Includes reversal of tax expense on secondary stock purchase transactions due to the reduction of the estimated liability as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue:
Subscription and support	$—	$—	$—	$—
Professional services and other	—	—	—	—
Sales and marketing	—	—	(256)	(57)
Research and development	—	—	(256)	(57)
General and administrative	—	—	(22)	(103)
Total payroll tax expense	$—	$—	$(534)	$(217)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(as a percentage of total revenue)
Revenue:
Subscription and support	87%	86%	87%	87%
Professional services and other	13	14	13	13
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	22	21	21	22
Professional services and other	7	8	8	8
Total cost of revenue	29	29	29	30
Gross profit	71	71	71	70
Operating expenses:
Sales and marketing	52	59	54	66
Research and development	29	31	30	33
General and administrative	19	22	20	23
Total operating expenses	100	112	104	122
Loss from operations	(29)	(41)	(33)	(52)
Other income (expense):
Interest income	0	0	0	0
Interest expense	0	(0)	(0)	(0)
Change in fair value of warrant liability	(0)	(0)	(0)	0
Other income (expense), net	0	(0)	0	(0)
Total other expense, net	(0)	(0)	0	—
Loss before income taxes	(29)	(41)	(33)	(52)
Income tax expense	(0)	(0)	(0)	(0)
Net loss	(29)%	(41)%	(33)%	(52)%

Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Subscription and support	$37,427	$25,814	$11,613	45%	$100,590	$68,807	$31,783	46%
Professional services and other	5,521	4,331	1,190	27	14,381	10,527	3,854	37
Total revenue	$42,948	$30,145	$12,803	42	$114,971	$79,334	$35,637	45

Three month and nine month change

Subscription and support revenue increased $11.6 million and $31.8 million for the three and nine months ended September 30, 2017, respectively, primarily due to an increase in the total number of customers, which has grown to over 3,000 as of September 30, 2017, net revenue retention in excess of 100% as of September 30, 2017 and continued growth in international revenue, which contributed 15% and 14% of total revenue for the three and nine months ended September 30, 2017, respectively, versus 11% and 9% of total revenue for the three and nine months ended September 30, 2016, respectively.

Professional services and other revenue increased $1.2 million and $3.9 million for the three and nine months ended September 30, 2017, respectively, primarily due to the increase in new customers discussed above.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$9,278	$6,312	$2,966	47%	$24,350	$17,335	$7,015	40%
Professional services and other	3,192	2,326	866	37	8,729	6,287	2,442	39
Total cost of revenue	$12,470	$8,638	$3,832	44	$33,079	$23,622	$9,457	40
Gross margin percentage:
Subscription and support revenue	75%	76%			76%	75%
Professional services and other	42	46			39	40
Total gross margin	71	71			71	70

Three month change

Total cost of revenue increased $3.8 million for the three months ended September 30, 2017 primarily due to an increase in employee-related costs, web hosting and third-party software license costs, amortization of developed technology and outside contractor costs. Total gross margin remained steady.

Subscription and support cost of revenue increased $3.0 million for the three months ended September 30, 2017 primarily due to an increase in web hosting and third-party software license costs, employee-related costs, amortization of developed technology and overhead allocations. Web hosting and third-party software license costs increased $1.4 million due to the increase in total customers. Employee-related costs increased $1.0 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $0.4 million due to the continued development of our software platform. Allocated overhead expenses and other insignificant items increased $0.2 million primarily due to higher rent and maintenance on our facilities.

Professional services and other costs of revenue increased $0.9 million for the three months ended September 30, 2017 primarily due to an increase in employee-related costs of $0.6 million, as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings, travel and outside contractor costs of $0.2 million, as customer growth increases the demand for training and professional services, and other insignificant items of $0.1 million.

Nine month change

Total cost of revenue increased $9.5 million for the nine months ended September 30, 2017 primarily due to an increase in employee-related costs, web hosting costs, amortization of developed technology and outside contractor costs. Total gross margin increased due to the impact of improved leverage of our web hosting costs relative to the growth in subscription and support revenue.

Subscription and support cost of revenue increased $7.0 million for the nine months ended September 30, 2017 primarily due to an increase in web hosting and third-party license costs, employee-related costs, amortization of developed technology and overhead allocations. Web hosting costs and third-party license costs increased $3.5 million due to the increase in total customers. Employee-related costs increased $2.2 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $0.9 million due to the continued development of our software platform. Allocated overhead expenses and other insignificant items increased $0.4 million primarily due to higher rent and allocated software expense.

Professional services and other costs of revenue increased $2.4 million for the nine months ended September 30, 2017 primarily due to an increase in employee-related costs, travel, outside services and third-party software costs. Employee-related costs increased $1.4 million as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings. Travel and outside services costs increased $0.5 million, as customer growth increases the demand for training and professional services. Third-party software costs increased $0.3 million and allocated overhead and other insignificant items increased by $0.2 million due to higher rent and allocated software expense.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$22,129	$17,788	$4,341	24%	$62,429	$51,989	$10,440	20%

Three month change

Sales and marketing expenses increased $4.3 million for the three months ended September 30, 2017 primarily due to an increase in employee-related costs, marketing expense and overhead allocations. Employee-related costs increased $4.0 million as a result of hiring of additional employees domestically and internationally to continue to grow our customer base. Marketing expense increased by $0.2 million due to lead generation expenses and our annual user conference. Allocated overhead expenses increased $0.1 million primarily due to higher rent and allocated software expense.

Nine month change

Sales and marketing expenses increased $10.4 million for the nine months ended September 30, 2017 primarily due to an increase in employee-related costs, travel, outside services, third-party software expense and overhead allocations. Employee-related costs increased $8.4 million as a result of hiring additional employees domestically and internationally to continue to grow our customer base. Travel costs increased $0.6 million as we continue to expand our sales and marketing organization. Outside services increased $0.3 million due to international consultants working in new jurisdictions. Third-party software expense increased $0.3 million as we continue to automate our internal systems. Marketing expense increased by $0.4 million due to lead generation expenses and our annual user conference. Allocated overhead expenses and other insignificant items increased $0.4 million primarily due to higher rent and allocated software expense.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$12,577	$9,297	$3,280	35%	$34,816	$25,832	$8,984	35%

Three month change

Research and development expenses increased $3.3 million for the three months ended September 30, 2017 due to an increase in employee-related costs, outside contractor costs, third-party software expense and overhead allocations. Employee-related costs increased $2.5 million as we continue to grow our engineering organization. Outside contractor costs increased by $0.4 million due to outsourced development. Third-party software expense increased $0.1 million in order to equip and support our engineering organization. Overhead allocations and other insignificant items increased by $0.3 million primarily due to higher rent and allocated software expense.

Nine month change

Research and development expenses increased $9.0 million for the nine months ended September 30, 2017 primarily due to an increase in employee-related costs, third-party software, outside contractors, overhead allocations and travel. Employee-related costs increased $6.4 million as we continue to grow our engineering organization. Outside contractor costs increased by $1.1 million due to outsourced development. Third-party software expense increased $0.6 million in order to equip and support our engineering organization. Allocated overhead expenses increased $0.5 million primarily due to higher rent and allocated software expense. Travel expense and other insignificant items increased by $0.4 million as we have significant development offices in Chicago and Seattle.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$8,334	$6,689	$1,645	25%	$22,941	$18,428	$4,513	24%

Three month change

General and administrative expenses increased $1.6 million for the three months ended September 30, 2017 primarily due to an increase in employee-related costs and outside services costs. Employee-related costs increased $1.3 million as a result of recruiting and hiring additional employees to support our growth. Costs related to outside services and consultants increased by $0.3 million due to increased audit and consulting fees.

Nine month change

General and administrative expenses increased $4.5 million for the nine months ended September 30, 2017 primarily due to an increase in employee-related costs, third-party software expense, outside services cost and overhead allocations. Employee related costs increased $3.2 million as a result of recruiting and hiring additional employees to support our growth. Third-party software expense increased by $0.5 million as we continue to invest in and automate our internal systems. Depreciation, amortization and other insignificant items increased $0.5 million due to increased headcount. Costs related to outside services and consultants increased by $0.3 million due to increased audit and consulting fees.

Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Other income (expense), net	$260	$(40)	$300	(750)%	$401	$—	$401	100%

Three and Nine month change

Other income (expense), net includes interest income and expense, the change in fair value of warrant liability and the impact of foreign currency transaction gains and losses. Other income (expense), net increased by $0.3 and $0.4 million for the three and nine months ended September 30, 2017, respectively, primarily as a result of fluctuations in foreign exchange rates during the period and the change in the fair value of the warrant liability.

Liquidity and Capital Resources

As of September 30, 2017, we had $58.7 million of cash and cash equivalents and $8.1 million in short-term marketable securities. We believe our cash and cash equivalents, short-term marketable securities, cash flows from operations and available borrowings under our credit facility will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2017, we entered into an amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank (“SVB”). The agreement provides for up to $15.0 million in revolving borrowings (subject to increase to $35.0 million in the lender’s sole discretion). Availability is subject to a formula based on our monthly recurring revenue. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2018, at which time the principal amount of all outstanding advances becomes due and payable. We are obligated to pay a fee equal to 0.25% per year, payable quarterly in respect of any unused borrowing capacity under the credit facility. As of September 30, 2017, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions and dividends to stockholders. The agreement also includes a financial covenant requiring the achievement of minimum bookings on a trailing three-month basis, tested quarterly. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of September 30, 2017, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$3,922	$(6,742)
Net cash provided by (used in) investing activities	4,731	(29,248)
Net cash provided by financing activities	5,524	4,494

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

Net cash provided by operating activities during the nine months ended September 30, 2017 was $3.9 million, which primarily reflected our net loss of $38.1 million, offset by non-cash expenses that included $11.7 million of stock-based compensation and $4.7 million of depreciation and amortization. Working capital sources of cash included a net increase of $19.7 million in deferred revenue and accounts receivable primarily due to the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year.  Also contributing to the source of cash was a $8.2 million increase in accounts payable and accrued liabilities. These sources were offset by an increase in prepaids and other assets of $2.2 million and a decrease in deferred rent of $0.1 million.

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

Net cash provided by investing activities during the nine months ended September 30, 2017 was $4.7 million, consisting primarily of $23.9 million of cash maturities from our marketable securities.  This was offset by $8.1 million of purchased marketable securities and $11.1 million of purchased property and equipment and intangibles.

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

Net cash provided by financing activities for the nine months ended September 30, 2017 was $5.5 million and consisted of $5.8 million in proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options and the purchase of common stock under our employee stock purchase plan; offset by $0.3 million in shares repurchased for tax withholdings on vesting of restricted stock and other insignificant items.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $4.5 million and consisted of proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

Contractual Obligations and Commitments

As of September 30, 2017, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 10, 2017 other than a new lease agreement that we entered into during May 2017 in Sydney, Australia. The lease commences July 1, 2017 for a term of six years ending June 30, 2023, with one option to renew for an additional three-year period. The base annual rent payment is $1.1 million and is subject to an annual rent escalation of 4%. In connection with the new lease, we obtained four letters of credit valuing $1.4 million in lieu of refundable deposits. Two of the letters of credit will expire once the equivalent of the tenant improvement allowance is paid for in rent, or $647,000.  The remaining two letters of credit will remain in place through June 30, 2023.

As of September 30, 2017, we have no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Through September 30, 2017, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Other Financial Data:
Non-GAAP operating loss (1)	(8,295)	(9,461)	(27,121)	(33,047)
Free cash flow (2)	39,705	20,128	(7,159)	(11,952)

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

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Loss from operations	$(12,562)	$(12,267)	$(38,294)	$(40,537)
Stock-based compensation	4,267	2,804	11,707	7,701
Reversal of payroll tax expense on secondary stock purchase transactions	—	—	(534)	(217)
Amortization of acquisition related intangibles	—	2	—	6
Non-GAAP operating loss	$(8,295)	$(9,461)	$(27,121)	$(33,047)

The following table provides a reconciliation of net cash used in operating activities to free cash flow, a non-GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$43,568	$21,650	$3,922	$(6,742)
Less: purchases of property and equipment and intangible assets	3,875	1,527	11,131	5,233
Plus: proceeds from disposals of property and equipment	12	5	50	23
Free cash flow	$39,705	$20,128	$(7,159)	$(11,952)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2017 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 10, 2017.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.*

We have incurred net losses of $53.6 million, $53.0 million and $41.4 million in 2016, 2015 and 2014, respectively, and $38.1 million and $40.6 million in the nine months ended September 30, 2017 and 2016, respectively. We had an accumulated deficit of $234.8 million at September 30, 2017. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

Our business outside the United States exposes us to risks associated with international operations.*

For the nine months ended September 30, 2017, 14% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. Our growth strategy involves the further expansion of our operations and customer base internationally. Our current international operations and future initiatives will involve a variety of risks, including:

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

If we fail to manage our growth effectively or our business does not grow as we expect, our operating results may suffer.*

Our employee base and operations have grown substantially in a relatively short period of time. Our full-time employee base grew from 887 employees as of September 30, 2016 to 1,125 employees as of September 30, 2017. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

Our success and future growth depend upon the continued services of our management team, including Joshua Coates, our Chief Executive Officer, and other key employees in the areas of engineering, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. For example, we recently announced that Marc Maloy, our Executive Vice President of Sales, will be leaving Instructure and we are actively looking for a chief revenue officer. Any delay in hiring or integrating a new chief revenue officer, or any other new members of our management team, may result in a decrease in billings, revenue or otherwise impact our financial or operating performance. We also are dependent on the continued service of our existing software engineers and information technology personnel because of the complexity of our software, technologies and infrastructure. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. We do not maintain any “key man” insurance for any employee. The loss of one or more of our key employees could harm our business.

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

Risks Related to Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, during 2017, our common stock’s daily closing price on the New York Stock Exchange has ranged from $19.80 to $34.85 through October 27, 2017. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of September 30, 2017, we had options outstanding that, if fully exercised, would result in the issuance of 2,489,130 shares of common stock and RSUs outstanding that, upon vesting, would result in the issuance of 1,565,680 shares of common stock. In addition, as of September 30, 2017, there were 2,001,025 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 466,683 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*

Based upon shares outstanding as of September 30, 2017, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 41.0% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

None.

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

Instructure, Inc.

Date: November 1, 2017	By:	/s/ Steven B. Kaminsky
Steven B. Kaminsky
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)