Form 10-K
period 2017-12-31
INSTRUCTURE INC
filed 2018-02-15
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the New York Stock Exchange on June 30, 2017, the last business day of its most recently completed second fiscal quarter, was $768,965,969. Excludes an aggregate of 3,312,682 shares of the Registrant’s common stock held as of such date by officers, directors and stockholders that the Registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 12, 2018 was 31,046,075.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”).

Instructure, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2017

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

Overview

In today’s dynamic, knowledge-driven economy, quality education and constant learning are critical to the success of people and organizations. Academic institutions recognize that for students to reach their maximum potential, they require an interactive and accessible learning environment. Similarly, companies strive to compete by delivering continuous learning and feedback to better attract, develop, retain and promote the best people. Organizations in both markets—education and corporate—also require actionable data to measure, track and improve individual and organizational performance.

With applications for learning, assessment and performance management, Instructure enables organizations worldwide to develop, deliver, manage and track engaging academic and employee development programs. Built on our innovative, cloud-based platform, our applications combine powerful, elegant and easy-to-use functionality with the reliability, security, scalability and support our customers require. They include:

•	Canvas. Learning management system, or LMS, for K–12 and higher education;
•	Bridge. Learning and performance management suite for businesses;
•	Arc. Next-generation online video learning platform for academic and corporate learning; and
•	Gauge. Assessment management system or AMS, for K–12.

For the millions of students, teachers and employees who use our applications to achieve their educational and professional goals, we provide a native-cloud, engaging and intuitive user experience designed for frequent and open interactions, a streamlined workflow and the creation and sharing of content. Our open standards allow for integration with third-party publishers and software providers to deliver additional learning content and applications. We also provide data analytics capabilities, enabling real-time reaction to information and benchmarking in order to personalize curricula and goal setting; and to increase the efficacy of the learning, assessment and performance management processes.

We deliver our applications through a Software-as-a-Service, or SaaS, business model. Customers can rapidly deploy our systems with minimal upfront implementation. They also benefit from regular software updates and 99.9% uptime. Our SaaS business model reduces the need for our customers to buy and support a broad range of IT infrastructure, and reduces the cost, complexity and disruptions associated with implementations and upgrades of on-premise software.

We launched our first offering, Canvas, in February 2011 and have experienced rapid customer adoption in the education market. To better meet the needs of the corporate market, we leveraged a portion of the foundational code underlying Canvas to develop Bridge, which we launched in February 2015. Subsequent offerings include Arc, which we launched in 2016, and Gauge, which we launched in 2017. As of December 31, 2017, we had over 3,000 customers, representing colleges, universities, K–12 schools and companies in more than 60 countries.

For 2017, 2016, and 2015, revenue was $158.8 million, $110.9 million, and $73.2 million, respectively, representing year-over-year growth of 43% and 51%. We have experienced net revenue retention rates of over 100% at each of December 31, 2017, 2016 and 2015. For 2017, 2016, and 2015, our net losses were $49.8 million, $53.6 million, and $53.0 million, respectively, as we focused on growing our business.

Our Platform

We designed our platform from the ground up with modern, web-based design features that enable users to teach, learn and collaborate anytime, anywhere, across a wide variety of application environments, operating systems, devices and locations. We believe our platform offers the following key benefits:

•

Intuitive User Experience. Our research-driven approach creates a differentiated user experience with elegant and intuitive user interfaces that leverage familiar, consumer web navigation techniques, such as drag and drop, to make using the applications built on our platform easy and intuitive. We enable seamless collaboration among instructors and learners to share feedback and encourage online discussion. These interactive features extend beyond the physical location and facilitate a more engaging experience.

•

Optimized for Mobile. Our mobile-optimized platform allows users to access their applications anytime and anywhere. We offer a responsive design to ensure an optimal experience on most mobile devices and, for Canvas, we also offer iOS and Android native mobile applications for free download on both phones and tablets.

•	High Availability and Uptime. Our software is mission-critical for our users and customers and we focus on maintaining enterprise-grade and industry leading reliability with 99.9% uptime.
•

High Utilization. Millions of instructors, students and employees have used our software. We believe that the intuitive user experience enabled by our platform helps increase organization-wide adoption and utilization of our applications, which increases the return on investment for our customers.

•

Native Cloud-based Software. Our cloud-based delivery model enables customers to rapidly deploy our platform to experience immediate benefit. Software updates are implemented regularly and transparently. Our single-instance, multi-tenant architecture is designed to scale for rapid growth. Our cloud-based platform provides upfront cost savings over on-premise solutions by reducing the need for expensive IT resources and hardware infrastructure.

•

Open Access to Data Analytics. For Canvas and Bridge, we provide users with access to data analytics through open application programming interfaces, or API. We deliver the analytics in a way that is easy-to-understand, consumable and optimized for independent analysis. This open visibility allows users to view their own progress in real-time, educators to adjust programs and personalize curricula for maximum effectiveness and organizations to benchmark user data internally and respond to patterns observed.

•

Open Platform. We are committed to collaboration and openness. Our open standards allow organizations to easily deliver additional content and applications from third-party publishers and software providers. This extends the content, tools and services necessary to satisfy the diverse needs of our customers without sacrificing the innate simplicity of our platform. Canvas users can deploy third-party content and software applications within the application interface or browse our growing catalog of approximately 300 integrations at EduAppCenter.com. Bridge was specifically designed to integrate easily via open APIs with a variety of enterprise resource planning and human resources information systems.

Our Growth Strategy

We are pursuing the following strategies to grow our business:

•

Grow our U.S. Customer Base. We believe that the market for cloud-based learning, assessment and performance applications remains underserved. K–12 academic institutions have yet to widely adopt learning management systems, while higher education institutions have adopted legacy systems with which they are often unsatisfied. In the corporate market, there are both greenfield opportunities and opportunities to displace legacy solutions that do not meet customer needs. As a result, we believe there is opportunity to expand our base of U.S. academic and corporate customers. Toward that end, we are making investments in growing our direct sales team, particularly focused on the corporate market.

•

Further Maximize our Existing Customer Base. The majority of our academic customers implement Canvas widely within their institutions and across school districts. This approach to wide initial deployments allows us to efficiently and broadly promote adoption and utilization of Canvas by students and faculty. We plan to increase revenue from this customer base by selling additional applications and services, including Arc and Gauge. We plan to further penetrate our existing corporate customer base by growing the number of users of Bridge, expanding enterprise-wide and selling additional applications and services, including Arc and Practice. We believe our user-based pricing model and innovative applications provide us with a substantial opportunity to increase the value of our existing customer base.

•

Continue to Expand Internationally. We believe there is an opportunity for our cloud-based applications outside the United States and we intend to expand our direct and indirect sales force to further penetrate international markets. We opened our international headquarters in London in June 2014, and for the year ended December 31, 2017, international customers accounted for 14% of our revenue.

•

Continue to Innovate and Offer New Applications. We will continue to make investments to further enhance the functionality of our existing applications, expand the number of applications on our extensible learning platform and develop into adjacent markets that will benefit our customers. We take a strategic approach to research and development investment. For example, in February 2015, we launched Bridge to better serve our corporate customers because we saw corporate customers adopt Canvas, due to a lack of suitable alternatives. In October 2016, we announced the launch of Arc, our next generation video platform for interactive learning and intuitive collaboration. In July 2017, we announced the launch of Gauge, our assessment management system for K–12 schools and districts. We may also enhance the functionality of our existing applications, expand the number of applications on our extensible learning platform and develop into adjacent markets through strategic acquisitions or partnering.

Our Systems

Our applications enhance academic and corporate learning by providing a system of engagement for teachers and learners, enabling frequent and open interactions, a streamlined workflow and the creation and sharing of content with anytime, anywhere access to information. Our applications also provide users with powerful, easy-to-use functionality for intuitive interactions with course content and activities. All of our applications run on our extensible platform, which allows us to easily deploy new applications and features to support the needs of our customers. We use modern, mobile technology to provide anytime, anywhere access to our applications from a wide array of devices, including personal computers, tablets and smartphones. We offer native mobile applications for Canvas on iOS and Android for free download.

Canvas

Canvas is a learning management system designed to give our K–12 and higher education customers an extensive set of flexible tools to support and enhance content creation, management and delivery of face-to-face and online instruction.

Canvas enables instructors and learners to:

•	communicate through announcements, messages and conferences;
•	interact with content and collaborate with peers through group assignments and discussions;
•	create, deliver and analyze quizzes and assignments;
•	perform outcomes-based assessments;
•	choose, manage and change courses;
•	automate classroom activities, including the syllabus, attendance and calendar of course events;
•	grade assignments, using SpeedGrader, and post grades online;
•	facilitate audio and video communications for enhanced teacher and student engagement;
•	access an integrated learning object repository;
•	analyze course and student data to improve learning outcomes and teaching methods;
•	set personalized academic goals and track performance;
•	provide parental or advisor access to assignments and grades;
•	find and add third-party activities and content from the Edu App Center; and

•	exchange data and integrate with popular student information systems.

Canvas provides access to a critical set of user and course activity data, including user and device characteristics, discrete page views, user engagement, individual curricula and assessments and evaluations. Data is delivered to administrators in a format optimized for warehousing, performing queries, reporting and making it easier for administrators to benchmark, customize teaching and improve learning outcomes.

Additionally, Canvas supports standards-based integration with hundreds of third-party publishers and software providers. The extensibility of the Canvas application enables our customers to build a learning and teaching environment that meets their unique organizational needs.

Canvas Network

Canvas Network allows anyone around the world access to open online courses for personal and professional development. Through Canvas Network, academic institutions have the flexibility to offer and deliver courses over the internet to a much broader audience than just their own employees or on-campus students. Some institutions choose to pursue a massive open online course (MOOC) format, and some choose to pursue a smaller online course format with more interaction. Institutions already using Canvas can easily move courses onto Canvas Network, extending their reach and enhancing their brand.

Canvas Catalog

Canvas Catalog is a white-label, web-based course catalog and registration system built on top of the Canvas LMS that enables organizations to create and maintain a branded marketplace for their online course offerings. Catalog provides a searchable course index, online payment gateways for student registration and enrollment, custom course landing pages, collections of courses in specialized programs, automatically distributed certificates and other ways to recognize completion.

Bridge

Bridge is a learning and performance management suite designed to enable our corporate customers to develop, retain and promote employees by improving performance and engagement. The Bridge suite includes:

•

Bridge Learn. A complete learning solution, Bridge Learn helps companies focus on the strategic and innovative side of talent development. Informed by learning science, Bridge Learn gives companies a competitive advantage with a learning program that aligns to business goals.

•

Bridge Perform. An impactful talent development solution, Bridge Perform expands the manager-employee relationship through meaningful dialogue and continuous feedback based on targeted 1:1 exchanges, providing data that empowers leadership to make critical business decisions.

•

Bridge Practice. An on-demand assessment and video microlearning practice solution, Bridge Practice facilitates untethered, collaborative, peer-to-peer assessment and coaching opportunities that empower learners to actively master their professional skills and competencies.

Bridge enables organizations to:

•	provide continuous feedback and development for employees inside the 1:1 tool;
•	create and align individual goals with company-wide goals and initiatives;
•	reinforce skills and provide feedback through peer-to-peer video assessment and coaching;
•	create, organize, group and assign courses and training content;
•	deliver and track compliance and regulatory requirements;
•	administer quizzes and provide instant feedback to increase employee retention of training content;
•	track employee learning, performance and progress, including milestones, tasks, areas for improvement and goals;
•	identify training gaps and growth opportunities for individuals or teams with peer and skills assessments;
•	provide a mobile experience to allow access and management anywhere, from any device; and
•	extend training to reseller channels and other distribution networks.

Arc

Arc is a next-generation online video platform designed to enable corporate, K–12 and higher education customers to host, manage and deliver impactful video learning experiences. Our customers who also use Canvas or Bridge can seamlessly integrate Arc for a modern, streamlined, easy-to-use video learning solution that provides the interactivity, insights and reliability organizations need to engage their employees and students.

Arc enables instructors and learners to:

•	easily upload media and publish videos to courses that can be viewed across devices and in multiple playback formats;
•	experience high-quality, low-latency video playback around the world;
•	seamlessly create content through integrated webcam and screen capture tools;
•	interact directly with video content through real-time contextual commenting;
•	understand exactly how students and employees are engaging with media to help inform video strategy effectiveness;
•	make video content fully accessible through automatic speech recognition, or ASR, captioning technology; and
•	manage and share videos between educators, students or employees.

Gauge

Gauge is a comprehensive assessment management system that empowers K–12 schools and districts to measure student learning and preparedness for high-stakes exams mandated by federal and state regulations. With our simple, elegant and scalable testing platform, educators can create and deliver effective benchmark exams with simple deployment workflows, leveraging data collected to guide instruction and enhance curricula school- or district-wide. Our customers who also use Canvas can integrate Gauge for a seamless user experience.

Gauge enables schools to:

•	create online assessments with rich multimedia, linked course content and a variety of attempt, grading, viewing and moderation settings;
•	automatically import user profile demographics from student information systems, or SIS;
•	use intelligent item banks to create, manage and update items used across courses;
•	integrate third-party content, applications and standards-based QTI importing and exporting;
•	link questions to Common Core or state standards to facilitate modern competency- or standards-based grading models;
•	deploy district-wide, device-agnostic assessments on modern, cloud-based architecture, which allows for nearly unlimited scale and prevents data loss; and
•	generate reports showing the performance and progress of entire districts, schools or individual students.

Technology and Standards

Built on a modern technology stack, our native-cloud, multi-tenant platform and applications scale to millions of users and enable us to leverage advancements in web design, open source technologies and security. We adhere to industry-standard best security practices to protect our servers and our customers’ critical information.

We host our platform and applications on cloud infrastructure provided by Amazon Web Services, or AWS. We primarily use Amazon Elastic Compute Cloud, or Amazon EC2, along with load balancing, auto scaling and storage services provided by AWS. Our hosting services provide full support, rolling release upgrades/updates, backup and disaster recovery services. Our infrastructure enables us to scale both horizontally and vertically in order to rapidly adjust to variances in usage at the server, database and file store level. Our applications run on virtualized instances in Tier III and Tier IV AWS data center facilities, which provide industry-standard best security practices. As of December 31, 2017, we used domestic AWS data center facilities in Oregon and Virginia, and international facilities in Australia, Canada, Germany, Ireland and Singapore. We intend to expand operations into other regions based on market conditions. These AWS managed facilities have earned multiple certifications including, but not limited to, SOC 2 Type II, ISO9001 and ISO27001.

We designed our platform for resilience and rapid recovery from component failure. We apply a wide variety of strategies to achieve enterprise-grade reliability and durability. We have automated procedures in place to handle coordinated changes across our various instances and store backups of key data stores in multiple redundant and geographically isolated locations.

Our technology stack is a dynamic web application built with our own automated scaling and provisioning technologies. We use Web 2.0 technologies like Ruby on Rails, Java and Node.js, which provide users a familiar web experience. Our platform was built on underlying open source technologies, allowing us to take full advantage of advancements in scalability and flexibility. We utilize the Linux operating system, Postgres and Cassandra databases, and Redis data structure store. Our platform also provides an API that third-parties can use to add new features and functionality.

Keeping our platform secure is a primary focus of our dedicated enterprise security team due to the sensitive nature of the data contained within the applications. We are diligent about data security and have adopted the AICPA SOC 2 set of security controls. We demonstrate compliance with these controls through annual audits and web application vulnerability assessments.

Customers

As of December 31, 2017, we had over 3,000 customers representing colleges, universities, school districts and companies in more than 60 countries. Canvas is used by seven Ivy League schools and we have K–12 customers in all 50 states. The majority of our academic customers implement Canvas widely within their institutions and across school districts. We define a customer as an entity with an active subscription contract. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities or schools, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2017, no single customer represented more than 10% of our revenue.

Sales and Marketing

We sell our applications and services through a direct sales force. Our sales organization includes technical sales engineers who serve as experts in the technical aspects of our applications and customer implementations. Many of our sales efforts require us to respond to request for proposals, particularly in the higher education space and to a lesser extent in K–12, and to a minimal extent in the corporate market. As we grow internationally, we may use reseller partnerships as needed to penetrate certain new markets.

We engage in a variety of traditional and online marketing activities designed to provide sales lead generation and sales support and promote brand awareness. Our specific marketing activities for lead generation include advertising in trade publications, digital advertising, including search engine optimization and search engine marketing, display search, email, and referral marketing. Brand awareness activities include press relations in business, human resources, education publications and blogs, market specific advertising campaigns and speaking engagements, and industry trade-shows and seminars. We also host InstructureCon, our annual user conference for current customers and prospects. More than 2,300 people attended InstructureCon 2017 in Keystone, Colorado.

Customer Success

Although our software is easy to adopt and use, we believe strong customer support and services are essential for customer retention. We provide most services and support by phone or online video and audio conferencing rather than in person, resulting in a more efficient and cost-effective business model for us and our customers. Our Customer Success department is responsible for all customer post-sale interactions and comprises employees located in the United States, the United Kingdom, Brazil and Australia. Our services and support efforts include the following:

•

Customer Success Management. Every customer has a Customer Success Manager who advocates for the customer’s needs and serves as first point of contact for all non-Support questions and requests. They learn about each customer’s vision and the role our software will play, help craft and execute plans to deploy and use the software effectively, and provide regular updates throughout the customer’s experience with us to show them the return on their investment.

•

Implementation Services. We believe that a positive onboarding experience leads to more satisfied customers, longer customer relationships and greater lifetime value. Implementation includes standard training and consulting services that generally take between 30 and 90 days to complete, depending on customer-side preparedness, complexity and timelines. Regularly-scheduled, highly-structured implementation activities help customers use our applications fully and effectively from the start. Most interactions take place over the phone and through online audio and video conferencing.

•

Training Services. Also critical to customer success is our customers’ comfort level with the features and functionality of our software. We include standard training with every implementation and offer additional and custom training for a fee. Training creates confidence among users that they can use our software effectively. We perform most training remotely by online audio and video conferencing.

•

Consulting Services. We offer custom application development, integrations, content services and change management consulting services to boost customer adoption of our applications and drive usage of features and capabilities that are unique to Instructure. We believe this increases brand loyalty and lifetime value.

•

Support. We provide standard support services for all customers. Customers can upgrade to our premium support services, which include 24/7 coverage and a more stringent service level agreement. Our Tier 1 offering includes our premium support services as well as direct support to users by our agents. We also provide extensive user guides, online videos and a vibrant online community for the ongoing education and assistance of our users.

Information about Segments and Geographic Revenue

We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by our chief operating decision makers, or CODMs, which is our chief executive officer and chief financial officer, in deciding how to allocate resources and assess performance. Our CODMs evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements. See footnotes to the consolidated financial statements for information by geographic area.

Partner Ecosystem and Integration

We are committed to enabling our customers to build an ecosystem for successful learning, assessment and performance management. Our open platform is central to both our technology and our strategy.

From a technological perspective, we remain focused on implementing industry standards like IMS Global Learning Consortium’s Learning Tools Interoperability, or LTI, enabling Canvas and Bridge to integrate with a broad spectrum of third-party solutions used by our customers.

Our partnership program invites third-party software, service and content providers, through a library of APIs, to easily integrate with our applications and at no or minimal charge to the partner. This allows us to broaden and efficiently extend the functionality of our applications. We have more than 100 partners, including AspirEdu, Cengage, Ex Libris, Flipgrid, McGraw-Hill, Pearson and ProctorU.

Research and Development

Our product, customer success, and sales and marketing teams operate cross-functionally and regularly engage with customers, partners and industry analysts to understand customer needs and general industry trends to enhance our existing applications and identify opportunities for new product innovations. Additionally, our research and education team analyzes user data and current online learning trends and collaborates with customers to inform application development and growth into adjacent markets. Once improvements are identified, prioritized and resourced, the entire development organization works closely together to design, develop, test and launch new functionality and application updates. We have made, and will continue to make, significant investments to strengthen our existing applications, and expand the number of applications on our extensible platform that will benefit our customers and allow us to expand into new markets. For 2017, 2016, and 2015, we recorded $48.3 million, $36.0 million, and $24.2 million, respectively, in research and development expenses.

Culture and Employees

We are passionate about making learning and working more engaging and accessible for people everywhere and we apply that same vision at Instructure every day. We maintain seven values that we believe set us apart, define our company culture and serve as a strategic advantage as they align directly with the experience we strive to provide to our customers.

•	Customer Experience. We aspire to create an awesome customer experience in every interaction with our applications and people.
•

Openness. Instructure is built on openness—it’s part of who we are. Open doors. Open office. Open source. We have created an open work environment without offices to increase collaboration and transparency—and to reflect the open learning environment we provide to our customers.

•

Ownership. Everyone’s an owner because each of us can have a significant impact on our ability to succeed. Full-time Instructure employees receive equity grants and can participate in the success and growth of the company.

•

Trust. We have a clear “tell us if we’re doing something stupid” policy. Everyone is encouraged to offer input and feedback regardless of their level of experience or position. Questioning the status quo is part of our DNA and supports us in continuing to disrupt and transform our markets.

•	Integrity. Simply put, we say what we’re going to do and then we do it. We hold people accountable for results and commitments. Our objectives and commitments are openly shared throughout the company.
•

Excellence. Achieving excellence isn’t easy. But we believe it can be simple. Instructure pursues the leading edge of innovation in our technology, support and business operations. We do this by hiring smart, creative, passionate people and giving them opportunities to create awesome.

•

Simplicity. Our platform is designed to make teaching, learning and engaging easier. Everything we do—from designing software to how we communicate—should reflect that. Keep it simple and easy to understand.

Since our founding, we have worked hard to retain our open and engaging culture with people who are passionate about improving learning. We have received multiple “best places to work” awards and have maintained high ratings on recruiting websites. As of December 31, 2017, we had 1,140 employees.

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

Data Privacy and Security Laws

Data privacy and security with respect to the collection of personally identifiable information, or PII, continues to be the focus of worldwide legislation and regulation. We are subject to data privacy and security regulation by regulatory authorities in the U.S. (including the states in which we conduct our business) and potentially in other countries.

In recent years, there have been a number of well-publicized data breaches involving the unauthorized use and disclosure of individuals’ PII. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials or amending existing laws to expand compliance obligations. Federal laws are also under consideration that may create additional compliance obligations and penalties. In the EU, where companies must meet specified privacy and security standards, the Data Protection Directive 95/46/EC and data protection laws of each of the European Member countries require comprehensive information privacy and security protections for consumers with respect to PII collected about them. We have in the past relied on compliance with adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, concerning U.S. companies doing business in Europe, collecting PII from European citizens, and transferring such PII to the United States under the Safe Harbor Framework. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner), the U.S.-EU Safe Harbor Framework is now considered to be an invalid means of legitimizing data transfers to the US. In light of the ECJ opinion in Case C-362/14, we have engaged in efforts to legitimize data transfers from the EEA through means other than the Safe Harbor Frameworks, such as through the use of so-called ‘model contract clauses’ developed by the European Commission. On July 12, 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework and we have self-certified our adherence to the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks.  In addition, the EU formally adopted the GDPR, which will be enforced in all EU member states beginning on May 25, 2018 and will replace the Data Protection Directive on that date.  The GDPR introduces new data protection requirements in the EU and significant penalties of up to the greater of 4% of worldwide turnover and €20 million for breaches of data protection rules.  We anticipate adopting additional mechanisms necessary to ensure compliance with the GDPR. We post on our website our privacy policies and practices concerning the processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to deceptive or misrepresentative of our practices.

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

We have incurred net losses of $49.8 million, $53.6 million and $53.0 million in 2017, 2016 and 2015, respectively. We had an accumulated deficit of $246.5 million at December 31, 2017. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

We launched Canvas in February 2011 and launched Bridge in February 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Our revenue grew 43%, 51%, and 65% in 2017, 2016, and 2015, respectively, compared to the prior year; however, our historical revenue growth is not necessarily indicative of our future performance. We expect our revenue growth rates to slow in future periods due to a number of reasons, which may include the maturation of our business, slowing demand for our platform and applications, increasing competition, a decrease in the growth of our overall markets, or if we fail, for any reason, to continue to capitalize on growth opportunities, our relative lack of experience with renewals or a decline in available opportunities as a result of our increased market penetration in one or more of our markets.

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

We have limited experience with respect to determining the optimal prices and contract length for our platform and applications, in particular with Bridge, and as a result, we have in the past and expect in the future that we will need to change our pricing model or contract length from time to time. For example, in January 2017, we raised our subscription prices for Canvas for higher education institutions. As the market for our platform and applications grows, as new competitors introduce new competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. Pricing and contract length decisions may also impact the mix of adoption among our applications and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions or shorter contract duration. As a result, in the future we may be required to reduce our prices or offer shorter contract durations, which could adversely affect our revenue, gross profit and financial position.

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

Our quarterly operating results have fluctuated in the past and we expect them to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Annual Report on Form 10-K, factors that may affect our quarterly operating results include:

•	changes in spending on learning, assessment or performance management systems by our current or prospective customers;
•	pricing our applications effectively so that we are able to attract and retain customers without compromising our operating results;
•	attracting new customers and increasing our existing customers’ use of our applications;
•	customer renewal rates and the amounts for which agreements are renewed;
•	awareness of our brands;
•	changes in the competitive dynamics of our market, including consolidation among competitors or customers and the introduction of new applications or application enhancements;
•	changes to the commission plans, quotas and other compensation-related metrics for our sales representatives;
•	the amount and timing of payment for operating expenses, particularly research and development, sales and marketing expenses and employee benefit expenses;
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

We offer our platform and learning, assessment and performance management applications primarily through multi-year subscription agreements and generally recognize revenue ratably over the related subscription period. As a result, much of the revenue we report in each quarter is derived from agreements entered into during prior quarters or years. A decline in new or renewed subscriptions in any one quarter is not likely to be reflected immediately in our revenue results for that quarter. However, declines would negatively affect our revenue and deferred revenue balances in future periods, and the effect of significant downturns in sales and market acceptance of our platform and applications, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue and deferred revenue balance through additional sales in any period, as revenue from new customers is recognized over the applicable subscription term.

Because we have historically expensed commissions associated with sales of our applications immediately upon the execution of a subscription agreement with a customer, our operating income in previous periods may not be indicative of our financial health and future performance.

We have historically expensed commissions paid to our sales personnel in the period in which we entered into an agreement for the sale of our applications. In contrast, we generally recognize the revenue associated with a sale of our applications ratably over the related subscription period. Although we believe higher sales is a positive indicator of the long-term health of our business, higher historical sales may have increased our operating expenses and could decrease earnings in any historical periods. Thus, we may have reported poor operating results due to higher sales commissions in a historical period in which we experience strong sales of our applications. Alternatively, we may have reported better operating results due to the reduction of sales commissions in a historical period in which we experienced a slowdown in sales. Therefore, you should not necessarily rely on our historical operating income during any one quarter as an indication of our financial health and potential future performance.

We adopted ASU 2014-09, “Revenue from Contracts with Customers: Topic 606”, as amended, (“ASU 2014-09”) effective January 1, 2018.  ASU 2014-09 requires the capitalization of all incremental costs, including commissions, that we incur to obtain an agreement with a customer and amortize such costs over the estimated period in which we will benefit from the agreement.

If the markets for our applications develop more slowly than we expect, our growth may slow or stall, and our operating results would be harmed.

The markets for learning, assessment and performance management systems is still evolving, and we depend on continued growth of these markets. In particular, we do not know whether the trend of adoption of cloud-based learning management systems we have experienced with our academic customers in the past will continue in the future. To date, we have derived a substantial majority of our revenue from Canvas. A critical factor for our continued growth is our ability to sell Canvas to new customers in K-12 and higher education. The adoption trend for our academic customers is subject to influence from federal, state and local policymakers. We launched Bridge in February 2015. Given our limited history with corporate customers, we do not know whether companies will adopt cloud-based learning and performance management systems, or what prices or contract terms to which they will agree. We will incur substantial operating costs, particularly in sales and marketing and research and development, in attempting to develop these markets. If the market for Canvas does not continue to grow, or grows more slowly than we expect, or if the market for Bridge does not develop as we anticipate, our operating results would be harmed.

If we fail to effectively develop and expand our sales and marketing capabilities, our ability to increase our customer base and increase the market share of our learning management platform and applications could be harmed.

To increase the number of customers and increase the market share of our platform and applications, we will need to expand our sales and marketing operations, including our domestic and international sales force. We will continue to dedicate significant resources to sales and marketing programs. The effectiveness of our inbound sales and marketing has varied over time and, together with the effectiveness of any international resellers we may engage, may vary in the future. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

We face significant competition from both established and new companies offering learning and performance management systems, which may harm our ability to gain new customers, retain existing customers and grow our business.

The learning and performance management systems market is evolving, highly competitive and significantly fragmented, particularly in the K-12 and corporate markets. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

We face intense competition from other software companies that develop learning management systems. Canvas primarily competes with systems offered by Blackboard, D2L and Moodle. Bridge primarily competes with systems offered by Cornerstone OnDemand, Saba Software and SumTotal Systems (owned by Skillsoft) along with dozens of small, specialized systems for specific industries to large, generalized systems provided as part of a larger human resources management suite. Competition could significantly impede our ability to sell or renew subscriptions to our platform and applications on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future applications less competitive, unmarketable or obsolete. In addition, if these competitors develop applications with similar or superior functionality to our software, we may need to decrease the prices or accept less favorable terms for our subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, margins will be reduced and operating results will be negatively affected.

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

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our platform and applications may become less competitive.

Our future success depends on our ability to adapt and enhance our platform and applications. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our application offerings, features and enhancements to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop applications that address customers’ needs, or enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform and applications. Further, our competitors may expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of our competitors our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our platform and applications is provided via the internet, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver learning management software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

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

For 2017, 14% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. Our growth strategy involves the further expansion of our operations and customer base internationally. Our current international operations and future initiatives will involve a variety of risks, including:

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

Our employee base and operations have grown substantially in a relatively short period of time. Our full-time employee base grew from 949 employees as of December 31, 2016 to 1,140 employees as of December 31, 2017. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

Our success and future growth depend upon the continued services of our management team, including Joshua Coates, our Chief Executive Officer, and other key employees in the areas of engineering, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. For example, Marc Maloy, our Executive Vice President of Sales, left Instructure in October 2017 and we are actively looking for a chief revenue officer. Any delay in hiring or integrating a new chief revenue officer, or any other new members of our management team, may result in a decrease in billings, revenue or otherwise impact our financial or operating performance. We also are dependent on the continued service of our existing software engineers and information technology personnel because of the complexity of our software, technologies and infrastructure. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. We do not maintain any “key man” insurance for any employee. The loss of one or more of our key employees could harm our business.

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

If we do not maintain the compatibility of our applications and platform with third-party applications that our customers use in their businesses or schools, our revenue will decline.

A significant percentage of our customers choose to integrate our applications and platform with certain capabilities of third-party publishers and software providers using application programming interfaces, or APIs. The functionality and popularity of our platform depends, in part, on our ability to integrate our platform with third-party applications and software. Third-party providers of applications may change the features of their applications and software, restrict our access to their applications and software or alter the terms governing use of their applications and access to those applications and software in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and software in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and software that our customers utilize, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.

If our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, platform and applications may be perceived as insecure and we may lose existing customers or fail to attract new customers, our reputation may be damaged and we may incur significant liabilities.

Use of our platform and applications involve the storage, transmission and processing of our customers’ data, including personal or identifying information regarding their students or employees. Cyber-attacks and other malicious internet-based activities continue to increase generally, and cloud-based platform providers of software and services have been targeted. If any unauthorized access to or security breaches of our platform, or those of our service providers, occurs, or is believed to have occurred, such an event or perceived event could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose existing customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

Our continued growth depends in part on the ability of our existing and potential customers to access our applications at any time. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, distributed denial of service attacks, or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform and applications are unavailable or if our users are unable to access our applications within a reasonable amount of time or at all, our business will be harmed.

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

Our use of “open source” software could negatively affect our ability to offer our platform and applications and subject us to possible litigation.

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

We make a substantial portion of the source code for Canvas available under the terms of an open source license, and accept contributions of modifications to that source code, each of which could negatively affect our ability to offer our platform and applications and subject us to possible litigation.

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

We rely upon Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of Amazon Web Services could impair our ability to deliver our platform and applications to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers and harm to our business.

Amazon Web Services, or AWS, provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems to use data processing, storage capabilities and other services provided by AWS. Currently, our cloud service infrastructure is run on AWS. Given this, we cannot easily switch our AWS operations to another cloud provider, so any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement without cause by providing 90 days’ prior written notice, and may terminate the agreement with 30 days’ prior written notice for cause, including any material default or breach of the agreement by us that we do not cure within the 30 day period. The agreement requires AWS to provide us their standard computing and storage capacity and related support in exchange for timely payment by us. If any of our arrangements with AWS is terminated, we could experience interruptions in our software as well as delays and additional expenses in arranging new facilities and services.

We utilize third-party data center hosting facilities operated by AWS, located in various sites within the states of Virginia and Oregon. For international customers, we utilize third-party data center hosting facilities operated by AWS located in Dublin, Ireland, Frankfurt, Germany, Sydney, Australia, Montreal, Canada and Singapore.

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

Real or perceived errors, failures, or bugs in our platform or applications could adversely affect our operating results and growth prospects.

We push updates to our platform on a frequent basis. Despite testing by us, errors, failures or bugs may not be found in our platform or applications until after they are deployed to our customers. We have discovered and expect we will continue to discover software errors, failures and bugs in our platform or applications and anticipate that certain of these errors, failures and bugs will only be discovered and remediated after deployment to customers. Real or perceived errors, failures or bugs in our platform and applications could result in negative publicity, loss of or delay in market acceptance of our platform and applications, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

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

Personal privacy and information security are significant issues in the United States and the other jurisdictions where we offer our applications. The legislative and regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including laws and regulations enforced by various government agencies, such as the FTC, and various state, local and foreign agencies. We collect personally identifiable information, or PII, and other data from our employees, customers and users. We use this information to provide services to our customers and users and to operate, support, expand and improve our business. We may also share customers’ or users’ PII with third parties as allowed by applicable law and agreements, as authorized by the customer, or as described in our privacy policies

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of PII. In the U.S., the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Furthermore, many states have enacted laws that apply directly to the operators of online services that are intended for K-12 school purposes. These laws may impose limits on the collection, distribution, use and storage of student PII. Many foreign countries and governmental bodies, including the European Union, or EU, Canada, Australia and other jurisdictions, have laws and regulations concerning the collection and use of PII obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the U.S. Laws and regulations in these jurisdictions may apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses and other online identifiers. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.

In the EU, where companies must meet specified privacy and security standards, Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the protection of individuals with regard to the processing of personal data and on the free movement of such data, commonly referenced as the Data Protection Directive, and EU member state implementations of the Data Protection Directive, require comprehensive information privacy and security protections for consumers with respect to PII collected about them.  The EU has formally adopted the General Data Protection Regulation, or GDPR, which will be enforced in all Member States beginning on May 25, 2018 and will replace the Data Protection Directive on that date.  The GDPR introduces new data protection requirements in the EU and significant penalties of up to the greater of 4% of worldwide turnover and €20 million for breaches of data protection rules. We anticipate that compliance with the GDPR will prove to be more burdensome than compliance with Data Protection Directive. We are actively working to ensure compliance with the GDPR.  We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, or EEA, which may involve substantial expense and distraction from other aspects of our business.  In addition, data protection authorities in each member state of the EU will still have the ability to interpret certain aspects of the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Implementation of the GDPR could require us to change to certain of our business practices and result in increased costs.

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimizing the transfer of PII by U.S. companies doing business in the EU from the EEA to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner), the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. In light of the ECJ opinion in Case C-362/14, we have engaged in efforts to legitimize data transfers from the EEA through means other than the Safe Harbor Frameworks, such as through the use of so-called ‘model contract clauses’ developed by the European Commission. We may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling. On July 12, 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework to legitimize transfers of PII from the EEA to the U.S. and we have self-certified our adherence to the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks.  Ongoing legal challenges to the Privacy Shield Framework and ‘model contract clauses’ may render either or both of methods invalid.

Although we are working to comply with those federal, state, and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our applications or platform. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of PII or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and materially adversely affect our business.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the EU and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use PII for certain purposes. In addition, a foreign government could require that any PII collected in a country not be disseminated outside of that country, and we are not currently equipped to comply with such a requirement. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an internet address contained in an email message. Such laws and regulations could require us to change features of our software or restrict our customers’ ability to collect and use email addresses, page viewing data and personal information, which may reduce demand for our software. If we fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property rights. Companies in the software industry must often defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Third parties, including our competitors, may own patents or other intellectual property rights that cover aspects of our technology or business methods and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our services or software and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims against their use. Claims of intellectual property infringement might require us to stop using technology found to be in violation of a third party’s rights, redesign our application, which could require significant effort and expense, and cause delays of releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our software. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, we could be forced to limit or stop selling our software, we may not be able to meet our obligations to customers under our customer contracts, our revenue and operating results could be adversely impacted, and we may be unable to compete effectively. Additionally, our customers may not purchase our applications if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may harm our business.

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

As a provider of cloud-based software, we may be subject to potential liability for the activities of our customers or users on or in connection with the data they store on our servers. Although our customer terms of use prohibit illegal use of our services by our customers and permit us to take down content or take other appropriate actions for illegal use, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the customer’s own policies, which could subject us to liability or harm our reputation.

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

We may choose to expand by making acquisitions that could be material to our business. To date, we have only completed two acquisition and our ability as an organization to successfully acquire and integrate technologies or businesses is unproven and limited. Acquisitions involve many risks, including the following:

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2017, we had approximately $206.9 million and $239.9 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2018 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, during 2017, our common stock’s daily closing price on the New York Stock Exchange has ranged from $19.80 to $36.40. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of December 31, 2017, we had options outstanding that, if fully exercised, would result in the issuance of 2,010,500 shares of common stock and RSUs outstanding that, upon vesting, would result in the issuance of 1,514,396 shares of common stock. In addition, as of December 31, 2017, there were 1,926,822 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 352,631 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Based upon shares outstanding as of December 31, 2017, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 31.0% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. If we are not able to comply with the requirements of Section 404 applicable to us, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease space for our corporate headquarters in Salt Lake City, Utah pursuant to leases that expire in February 2025 and October 2027. We also lease space in Chicago, Illinois, Pleasant Grove, Utah and Seattle, Washington with leases that expire through 2028. We maintain our international headquarters in London, England and sales offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. We believe our facilities are adequate for our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “INST.” The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on the New York Stock Exchange.

	2017
	High	Low
First quarter	$25.05	$19.80
Second quarter	29.95	22.40
Third quarter	34.05	28.60
Fourth quarter	36.40	32.05
	2016
	High	Low
First quarter	$22.38	$13.79
Second quarter	21.88	16.73
Third quarter	25.66	18.58
Fourth quarter	26.66	18.65

Holders

As of February 12, 2018, there were approximately 66 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2014 and 2013 and consolidated balance sheet data as of December 31, 2015 and 2014 has been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2017	2016	2015	2014	2013

		(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$139,925	$97,115	$62,463	$38,093	$22,456
Professional services and other	18,881	13,765	10,730	6,259	3,599
Total revenue	158,806	110,880	73,193	44,352	26,055
Cost of revenue:
Subscription and support(1)(2)(3)	34,351	24,252	17,682	12,131	8,581
Professional services and other(1)	12,026	8,497	6,391	2,982	2,039
Total cost of revenue	46,377	32,749	24,073	15,113	10,620
Gross profit	112,429	78,131	49,120	29,239	15,435
Operating expenses:
Sales and marketing(1)(2)(3)	83,716	69,991	53,459	35,390	20,702
Research and development(1)(2)(3)	48,293	35,973	24,151	21,290	11,242
General and administrative(1)(2)	31,196	25,542	23,482	11,268	5,321
Total operating expenses	163,205	131,506	101,092	67,948	37,265
Loss from operations	(50,776)	(53,375)	(51,972)	(38,709)	(21,830)
Other income (expense):
Interest income	361	352	39	32	22
Interest expense	(55)	(87)	(74)	(136)	(150)
Change in fair value of warrant liability	(97)	62	(653)	(2,518)	(545)
Other income (expense), net	354	(353)	(201)	(39)	4
Total other income (expense), net	563	(26)	(889)	(2,661)	(669)
Loss before income taxes	(50,213)	(53,401)	(52,861)	(41,370)	(22,499)
Income tax benefit (expense)	391	(167)	(117)	(57)	—
Net loss	$(49,822)	$(53,568)	$(52,978)	$(41,427)	$(22,499)

	Year Ended December 31,
	2017	2016	2015	2014	2013

		(in thousands, except per share data)
Deemed dividends to investors	$—	$—	$(632)	$—	$(353)
Net loss attributable to common stockholders	$(49,822)	$(53,568)	$(53,610)	$(41,427)	$(22,852)
Net loss per common share attributable to common stockholders, basic and diluted	$(1.69)	$(1.92)	$(6.07)	$(7.50)	$(6.26)
Weighted average common shares used in computing basic and diluted net loss per common share attributable to common stockholders	29,401	27,838	8,838	5,525	3,650

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Cost of revenue:
Subscription and support	$762	$488	$177	$258	$28
Professional services and other	596	474	166	39	8
Sales and marketing	4,331	3,030	1,228	2,877	1,597
Research and development	6,023	3,862	1,403	3,971	1,585
General and administrative	3,958	2,820	6,262	1,053	374
Total stock-based compensation	$15,670	$10,674	$9,236	$8,198	$3,592

(2)	Includes payroll tax expense on secondary stock purchase transactions or the reversal of such expense due to the reduction of the estimated liability as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Cost of revenue:
Subscription and support	$-	$-	$-	$30	$-
Professional services and other			-	-	-
Sales and marketing	(256)	(57)	-	461	267
Research and development	(256)	(57)	-	653	267
General and administrative	(22)	(103)	1,327	81	-
Total payroll tax expense	$(534)	$(217)	$1,327	$1,225	$534

(3)	Includes amortization of acquisition-related intangibles as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Cost of revenue:
Subscription and support	$135	$-	$-	$-	$-
Professional services and other	-	-	-	-	-
Sales and marketing	36	-	-	-	-
Research and development	-	9	9	6	-
General and administrative	-	-	-	-	-
Total amortization of acquisition-related intangibles	$171	$9	$9	$6	$-

	As of December 31,
	2017	2016	2015(1)	2014	2013

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,693	$44,539	$90,471	$43,915	$13,138
Working capital, excluding deferred revenue	68,568	75,824	92,638	47,440	22,023
Total assets	135,410	111,336	121,060	67,026	41,169
Deferred revenue	103,036	75,891	52,325	31,954	19,466
Total liabilities	131,053	101,372	75,441	53,568	35,155
Redeemable convertible preferred stock	—	—	—	88,989	49,092
Total stockholders’ equity (deficit)	4,357	9,964	45,619	(75,531)	(43,078)

(1)

In November 2015, we completed our initial public offering, or IPO, of 5,060,000 shares of common stock at an initial price to the public of $16.00 per share.  The IPO resulted in net proceeds to us of approximately $71.4 million, after deducting underwriting discounts and commission and other offering expenses, and resulted in the conversion of our redeemable convertible preferred stock into common stock.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We regularly review the measures set forth below as we evaluate our business.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(unaudited)
	(in thousands)
Other Financial Data:
Non-GAAP Operating Loss (1)	(35,469)	(42,909)	(41,400)	(29,280)	(17,704)
Free Cash Flow (2)	(37,113)	(29,287)	(25,983)	(22,798)	(9,631)

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

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(unaudited)
	(in thousands)
Loss from operations	$(50,776)	$(53,375)	$(51,972)	$(38,709)	$(21,830)
Stock-based compensation	15,670	10,674	9,236	8,198	3,592
Payroll tax expense on secondary stock purchase transactions	—	—	1,327	1,225	534
Reversal of payroll tax expense on secondary stock purchase transactions	(534)	(217)	—	—	—
Amortization of acquisition related intangibles	171	9	9	6	—
Non-GAAP operating loss	$(35,469)	$(42,909)	$(41,400)	$(29,280)	$(17,704)

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(21,129)	$(21,608)	$(19,351)	$(20,395)	$(8,634)
Less: purchases of property and equipment and intangible assets	16,060	7,742	6,696	2,440	997
Plus: proceeds from disposals of property and equipment	76	63	64	37	—
Free cash flow	$(37,113)	$(29,287)	$(25,983)	$(22,798)	$(9,631)

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

Overview

Instructure provides innovative applications for learning, assessment and performance management. We enable organizations worldwide to develop, deliver, manage and track engaging academic and employee development programs. Our platform combines powerful, elegant and easy-to-use functionality with the reliability, security, scalability and support required by our customers.

We offer our platform through a Software-as-a-Service, or SaaS, business model. Customers can rapidly deploy our applications with minimal upfront implementation. They also benefit from regular software benefits and 99.9% uptime. Our SaaS business model reduces the cost, complexity and disruptions associated with implementations and upgrades of on-premise software.

We were founded in 2008, and in 2011, we launched Canvas, with the goal to make teaching and learning easier. Initially, we focused on the U.S. education market, targeting colleges and universities. In 2012, we expanded our focus to include the K-12 market in the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. To date, a substantial majority of our revenue has been derived from our sales of Canvas to the U.S. education market. While our initial efforts were focused on the education market, we discovered that companies also needed a cloud-based platform to enable them to better train their employees. Our initial corporate customers licensed Canvas for this purpose. In February 2015, we launched Bridge to enable companies to further realize the benefits of our cloud-based platform with an application specifically designed to address their needs.

We sell our applications and services through a direct sales force. Our sales organization includes technical sales engineers who serve as experts in the technical aspects of our applications and customer implementations. Many of our sales efforts require us to respond to request for proposals, particularly in the higher education space and to a lesser extent in K–12, and to a minimal extent in the corporate market. As we grow internationally, we may use reseller partnerships as needed to penetrate certain new markets.

As of December 31, 2017, we have grown to serve more than 3,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 60 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2017, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at each of December 31, 2017, 2016 and 2015. For 2017, 2016 and 2015, our revenue was $158.8 million, $110.9 million and $73.2 million, respectively, representing year-over-year growth of 43% and 51%. For 2017, 2016 and 2015, our net losses were, $49.8 million, $53.6 million and $53.0 million, respectively.

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

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. In 2017, 2016 and 2015, 14%, 9% and 6%, respectively, of our revenue was derived from outside the United States. Our international operations are relatively new and we have limited experience operating in international markets, which increases the risk that our international expansion efforts may not be successful.

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

Development of Markets and Complementary Products or Services

As our more developed markets, such as higher education, continue to mature, our opportunities for future growth may be increasingly dependent on less developed markets, such as K-12 or corporate, or on new or complementary products or services.

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of December 31, 2017, 2016 and 2015.

Backlog

Backlog represents future non-cancellable amounts to be invoiced under our agreements. We have generally signed multiple year subscription contracts for our applications. For these agreements, it is common to invoice an initial amount at contract signing followed by subsequent periodic invoices, generally annually. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our consolidated financial statements, and are considered by us to be backlog. Multiple-year payments are recorded as deferred revenue until recognized as revenue according to our revenue recognition policies and are not considered a component of backlog. As of December 31, 2017, 2016 and 2015, we had backlog of approximately, $284.0 million, $213.0 million and $151.7 million, respectively. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing of customer renewals.

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

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual InstructureCon user conference and allocated overhead costs. Prior to January 1, 2018 we immediately expensed sales commissions related to acquiring new customers and upsells from existing customers. We expect sales and marketing expenses will increase as a result of hiring net new quota-carrying sales representatives inside and outside the United States, adding to the marketing staff and expanding our annual InstructureCon user conference and potentially adding other annual conferences. Over time, we expect sales and marketing expenses will decline as a percentage of total revenue.

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

Results of Operations

The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue:
Subscription and support	$139,925	$97,115	$62,463
Professional services and other	18,881	13,765	10,730
Total revenue	158,806	110,880	73,193
Cost of revenue:
Subscription and support	34,351	24,252	17,682
Professional services and other	12,026	8,497	6,391
Total cost of revenue	46,377	32,749	24,073
Gross profit	112,429	78,131	49,120
Operating expenses:
Sales and marketing	83,716	69,991	53,459
Research and development	48,293	35,973	24,151
General and administrative	31,196	25,542	23,482
Total operating expenses	163,205	131,506	101,092
Loss from operations	(50,776)	(53,375)	(51,972)
Other income (expense):
Interest income	361	352	39
Interest expense	(55)	(87)	(74)
Change in fair value of warrant liability	(97)	62	(653)
Other income (expense), net	354	(353)	(201)
Total other income (expense), net	563	(26)	(889)
Loss before income taxes	(50,213)	(53,401)	(52,861)
Income tax benefit (expense)	391	(167)	(117)
Net loss	$(49,822)	$(53,568)	$(52,978)

	Year Ended December 31,
	2017	2016	2015
		(as a percentage of total revenue)
Revenue:
Subscription and support	88%	88%	85%
Professional services and other	12	12	15
Total revenue	100	100	100
Cost of revenue:
Subscription and support	22	22	24
Professional services and other	8	8	9
Total cost of revenue	30	30	33
Gross profit	70	70	67
Operating expenses:
Sales and marketing	53	63	73
Research and development	30	32	33
General and administrative	20	23	32
Total operating expenses	103	118	138
Loss from operations	(33)	(48)	(71)
Other income (expense):
Interest income	0	0	0
Interest expense	(0)	(0)	(0)
Change in fair value of warrant liability	(0)	0	(1)
Other income (expense), net	0	(0)	(0)
Total other expense, net	0	(0)	(1)
Loss before income taxes	(33)	(48)	(72)
Income tax benefit (expense)	0	(0)	(0)
Net loss	(33)%	(48)%	(72)%

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Subscription and support	$139,925	$97,115	$42,810	44%
Professional services and other	18,881	13,765	5,116	37
Total revenue	$158,806	$110,880	$47,926	43%

Subscription and support revenue increased $42.8 million for the year ended December 31, 2017, primarily due to an increase in the total number of customers, which has grown to over 3,000 as of December 31, 2017, net revenue retention in excess of 100% and continued growth in international revenue, which contributed 14% of total revenue for the year ended December 31, 2017, versus 9% December 31, 2016.

Professional services and other revenue increased $5.1 million for the year ended December 31, 2017, primarily due to the increase in new customers discussed above.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$34,351	$24,252	$10,099	42%
Professional services and other	12,026	8,497	3,529	42
Total cost of revenue	$46,377	$32,749	$13,628	42%
Gross margin percentage:
Subscription and support	75%	75%
Professional services and other	36	38
Total gross margin	70%	70%

Total cost of revenue increased $13.6 million for the year ended December 31, 2017 primarily due to an increase in employee-related costs, web hosting costs, amortization of developed technology and outside contractor costs. Total gross margin increased due to the impact of improved leverage of our web hosting costs relative to the growth in subscription and support revenue.

Subscription and support cost of revenue increased $10.1 million for the year ended December 31, 2017 primarily due to an increase in web hosting and third-party software license costs, employee-related costs, amortization of developed technology and overhead allocations. Web hosting costs and third-party license costs increased $5.0 million due to the increase in total customers. Employee-related costs increased $3.5 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $1.2 million due to the continued development of our software platform. Allocated overhead expenses and other insignificant items increased $0.4 million primarily due to higher rent and communication expense and maintenance on our facilities.

Professional services and other costs of revenue increased $3.5 million for the year ended December 31, 2017 primarily due to an increase in employee-related costs, travel, information technology expenses and allocated overhead expenses. Employee-related costs increased $2.3 million as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings. Travel and outside contractor costs increased $0.6 million due to the increase in total customers and demand for training and professional services. Information technology expenses increased $0.4 million as we continue to automate internal systems. Allocated overhead expenses and other insignificant items increased $0.2 million primarily due to higher rent and communication expense and maintenance on our facilities.

Operating Expenses

Sales and Marketing

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$83,716	$69,991	$13,725	20%

Sales and marketing expenses increased $13.7 million for the year ended December 31, 2017 primarily due to an increase in employee-related and sales commission costs, expansion of our marketing programs, travel, information technology and allocated overhead expenses. Employee-related and sales commission costs increased $11.4 million as a result of hiring of additional employees domestically and internationally and growth in our customer base. Marketing program costs increased $0.5 million due to continued expansion into international and corporate markets and growth in our annual user conference, InstructureCon. Travel and outside  contractor costs increased $0.6 million as we continue to expand our sales and marketing organization and grow our customer base. Information technology expenses increased $0.4 million as we continue to automate our internal systems. Allocated overhead expenses increased $0.5 million primarily due to higher rent and communication expense and maintenance on our facilities. Depreciation expense increased $0.3 million due to increases in capital equipment.

Research and Development

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$48,293	$35,973	$12,320	34%

Research and development expenses increased $12.3 million for the year ended December 31, 2017 primarily due to an increase in employee-related costs, information technology, and allocated overhead expenses. Employee-related costs increased $9.2 million, outside contractors and travel increased by $1.7 million primarily due to outsourced development, information technology expenses increased $0.7 million, as we continue to grow our engineering organization to develop new applications and continue to develop additional features for Canvas and Bridge. Allocated overhead expenses and other insignificant items increased $0.7 million primarily due to higher rent and communication expense and maintenance on our facilities.

General and Administrative

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$31,196	$25,542	$5,654	22%

General and administrative expenses increased $5.7 million for the year ended December 31, 2017 primarily due to an increase in employee-related costs, information technology, third-party services and allocated overhead. Employee-related costs increased $4.0 million as a result of increased stock compensation expense and hiring additional employees domestically and internationally to support continued growth. Our information technology expenses increased $0.8 million as we continued to automate our internal systems. Third-party services increased $0.4 million primarily due to accounting costs relating to our adoption of the new revenue recognition accounting standard, ASU 2014-09, “Revenue from Contracts with Customers: Topic 606, as amended, or ASC 606, and compliance with Section 404 of the Sarbanes-Oxley Act. Allocated overhead and other insignificant expenses increased $0.5 million primarily due to increased business insurance, higher rent and communication expense, maintenance on our facilities, taxes and depreciation of capital equipment.

Other Income (Expense)

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Other expense, net	$563	$(26)	$589	-2265%

Other expense, net includes interest income and expense, the change in fair value of warrant liability and the impact of foreign currency transaction gains and losses. Other expense, net increased $0.6 million for the year ended December 31, 2017 primarily due to foreign currency transaction gain of $0.8 million offset by the change in fair value of warrant liability, which decreased $0.2 million due to a net decrease in the fair value of the warrant liability for the period.

Income Tax Benefit (Expense)

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Income tax benefit (expense)	$391	$(167)	$558	-334%

Income tax benefit (expense) consists of current and deferred taxes for U.S. and foreign income taxes. The income tax benefit increase of $0.6 million was primarily due to the deferred tax impact related to the acquisition of a business. For more information on the tax implications of the acquisition of a business, refer to Notes 3 and 10 of the consolidated financial statements appearing elsewhere in this Annual Report Form 10-K. On December 22, 2017, tax legislation was enacted which included lowering the U.S. corporate income tax rate to 21% effective in 2018. We remeasured certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future, which is generally 21%. As we have a full valuation allowance on US deferred assets, the allowance was adjusted accordingly based on the remeasured deferred tax asset and liability position.  As a result, the legislation had a limited impact on our income tax benefit (expense).

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

Other Income (Expense)

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Other expense, net	$(26)	$(889)	$863	(97)%

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

Liquidity and Capital Resources

As of December 31, 2017, we had $35.7 million of cash and cash equivalents and $5.7 million in short-term marketable securities. We believe our cash and cash equivalents, short-term marketable securities, cash flows from operations and available borrowings under our credit facility will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2017, we entered into a second amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank (“SVB”). The agreement provides for up to $15.0 million in revolving borrowings (subject to increase to $35.0 million in the lender’s sole discretion). Availability is subject to a formula based on our monthly recurring revenue. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2018, at which time the principal amount of all outstanding advances becomes due and payable. We are obligated to pay a fee equal to 0.25% per year, payable quarterly in respect of any unused borrowing capacity under the credit facility. As of December 31, 2017, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions and dividends to stockholders. The agreement also includes a financial covenant requiring the achievement of minimum bookings on a trailing three month basis, tested monthly. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of December 31, 2017, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(21,129)	$(21,608)	$(19,351)
Net cash (used in) provided by investing activities	2,231	(31,306)	(6,469)
Net cash provided by financing activities	10,052	6,982	72,376

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

Net cash used in operating activities during 2017 primarily reflected our net loss of $49.8 million, offset by non-cash expenses that included $15.7 million of stock-based compensation and $6.8 million of depreciation and amortization. Working capital sources of cash included a net increase of $14.1 million in deferred revenue and accounts receivable primarily resulting from the growth in customers during the period and a $0.7 million increase in accounts payable and accrued liabilities.

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

Net cash provided by investing activities during 2017 was $2.2 million, consisting primarily of cash maturities from our marketable securities of $29.3 million, offset by purchases of marketable securities of $11.1 million, purchases of property plant and equipment of $15.8 million and purchases of intangible assets and other insignificant items of $0.2 million.

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

Net cash provided by financing activities for 2017 was $10.1 million consisting of $10.4 million in proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options and employee stock purchase plan; offset by $0.3 million in shares repurchased for tax withholdings on vesting of restricted stock.

Net cash provided by financing activities for 2016 was $7.0 million and consisted of proceeds received from the issuance of common stock under employee equity plans.

Net cash provided by financing activities for 2015 consisted primarily of $72.0 million of net initial public offering, or IPO, proceeds received, $0.3 million of proceeds received from warrant exercises and $0.3 million proceeds received from option exercises, offset by a $0.2 million repayment of capital lease obligations.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during the course of business. Below is a table that shows the projected outlays as of December 31, 2017:

		Payments due by Period:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$68,833	$7,489	$16,359	$16,409	$28,576

We lease our office facilities under non-cancelable operating leases. As of December 31, 2017, we had leases that expire at various dates through 2029.

Letters of Credit

As of December 31, 2017, we had a total of $3,209,000 in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through November 2027.

Off-Balance Sheet Arrangements

During 2017, 2016 and 2015, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Income Taxes

As of December 31, 2017, we had approximately $206.9 million and $239.9 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2018 for state tax purposes. As of December 31, 2017, we also had federal research and development tax credit carryforwards of approximately $5.1 million and state research and investment credit carryforwards of $1.7 million. If not utilized, the federal and state carryforwards will expire at various dates through 2034.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Due to our cumulative losses, we maintain a full valuation allowance against our deferred tax assets as of December 31, 2017. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

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

We have evaluated the new revenue recognition guidance of ASC 606, which we have adopted effective January 1, 2018.  Refer to the “Recent Accounting Pronouncements” section below.

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

Recent Accounting Pronouncement

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2017, we had cash, cash equivalents and investments of $41.4 million consisting of cash, marketable securities and money market accounts in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

INSTRUCTURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Instructure, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Instructure, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Salt Lake City, Utah

February 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Instructure, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Instructure Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Instructure, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Instructure, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, of the Company and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 15, 2018

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$35,693	$44,539
Short term marketable securities	5,697	23,895
Accounts receivable—net of allowance of $318 and $241 at December 31, 2017 and 2016, respectively	30,797	18,072
Prepaid expenses	11,492	5,434
Other current assets	2,419	936
Total current assets	86,098	92,876
Property and equipment, net	23,926	14,733
Goodwill	12,354	989
Intangible assets, net	9,048	760
Noncurrent prepaid expenses	2,939	984
Other assets	1,045	994
Total assets	$135,410	$111,336
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,892	$5,374
Accrued liabilities	13,702	10,905
Deferred rent	936	773
Deferred revenue	99,086	72,747
Total current liabilities	116,616	89,799
Deferred revenue, net of current portion	3,950	3,144
Deferred rent, net of current portion	9,201	8,372
Warrant liability	122	25
Other long-term liabilities	1,164	32
Total liabilities	131,053	101,372
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000 shares authorized as of December 31, 2017 and 2016; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, par value of $0.0001 per share; 200,000 shares authorized as of December 31, 2017 and 2016; 30,860 shares issued and outstanding as of December 31, 2017; 28,554 shares issued and outstanding at December 31, 2016	3	3
Additional paid-in capital	250,899	206,442
Accumulated other comprehensive loss	(1)	(12)
Accumulated deficit	(246,544)	(196,469)
Total stockholders’ equity	4,357	9,964
Total liabilities and stockholders’ equity	$135,410	$111,336

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015

Revenue:
Subscription and support	$139,925	$97,115	$62,463
Professional services and other	18,881	13,765	10,730
Total revenue	158,806	110,880	73,193
Cost of revenue:
Subscription and support	34,351	24,252	17,682
Professional services and other	12,026	8,497	6,391
Total cost of revenue	46,377	32,749	24,073
Gross profit	112,429	78,131	49,120
Operating expenses:
Sales and marketing	83,716	69,991	53,459
Research and development	48,293	35,973	24,151
General and administrative	31,196	25,542	23,482
Total operating expenses	163,205	131,506	101,092
Loss from operations	(50,776)	(53,375)	(51,972)
Other income (expense):
Interest income	361	352	39
Interest expense	(55)	(87)	(74)
Change in fair value of warrant liability	(97)	62	(653)
Other income (expense), net	354	(353)	(201)
Total other income (expense), net	563	(26)	(889)
Loss before income tax benefit (expense)	(50,213)	(53,401)	(52,861)
Income tax benefit (expense)	391	(167)	(117)
Net loss	$(49,822)	$(53,568)	$(52,978)
Deemed dividends to investors	—	—	(632)
Net loss attributable to common stockholders	$(49,822)	$(53,568)	$(53,610)
Net loss per common share attributable to common stockholders, basic and diluted	$(1.69)	$(1.92)	$(6.07)
Weighted average common shares used in computing basic and diluted net loss per common share attributable to common stockholders	29,401	27,838	8,838

See accompanying notes

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net loss	$(49,822)	$(53,568)	$(52,978)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities	11	(12)	—
Comprehensive loss	$(49,811)	$(53,580)	$(52,978)

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable		Common					Accumulated		Total
	Convertible		Stock, $0.001		Common		Additional	Other		Stockholders’
	Preferred Stock		Par Value		Treasury Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balances at December 31, 2014	14,604	88,989	7,476	1	(1,128)	(1)	14,392	—	(89,923)	(75,531)
Exercise of common stock options	—	—	223	—	—	—	349	—	—	349
Vesting of common stock subject to repurchase	—	—	—	—	—	—	48	—	—	48
Stock-based compensation	—	—	—	—	—	—	9,236	—	—	9,236
Exercise of redeemable convertible preferred stock warrant	373	4,149	—	—	—	—	—	—	—	—
Issuance of common stock in relation to Initial Public Offering, net of offering cost incurred of $3,936	—	—	5,060	1	—	—	71,356	—	—	71,357
Conversion of redeemable convertible preferred stock to common stock	(14,977)	(93,770)	15,652	2	—	—	93,768	—	—	93,770
Cancellation of restricted stock awards	—	—	(43)	—	—	—	—	—	—	—
Deemed dividends to investors	—	632	—	—	—	—	(632)	—	—	(632)
Net loss	—	—	—	—	—	—	—	—	(52,978)	(52,978)
Balances at December 31, 2015	—	—	28,368	4	(1,128)	(1)	188,517	—	(142,901)	45,619
Issuance of common stock under employee stock purchase plans	—	—	1,051	—	—	—	7,009	—	—	7,009
Vesting of common stock subject to repurchase	—	—	—	—	—	—	25	—	—	25
Vested restricted stock units, net	—	—	185	—	—	—	—	—	—	—
Shares withheld for tax withholding on vesting of restricted stock	—	—	—	—	—	—	(27)	—	—	(27)
Stock-based compensation	—	—	—	—	—	—	10,674	—	—	10,674
Retirement of treasury stock	—	—	(1,128)	(1)	1,128	1	—	—	—	—
Exercise of common stock warrant	—	—	78	—	—	—	244	—	—	244
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	(53,568)	(53,568)
Balances at December 31, 2016	—	—	28,554	3	—	—	206,442	(12)	(196,469)	9,964
Cumulative-effect of change in accounting policy							253		(253)	—
Exercise of common stock options	—	—	1,083	—	—	—	5,371	—	—	5,371
Vesting of restricted stock units, net	—	—	465	—	—	—	—	—	—	—
Purchase of ESPP shares	—	—	254	—	—	—	5,004	—	—	5,004
Stock-based compensation	—	—	—	—	—	—	15,670	—	—	15,670
Common Stock and options issued in acquisition	—	—	504	—	—	—	18,451	—	—	18,451
Unrealized gain on marketable securities	—	—	—	—	—	—	—	11	—	11
Shares withheld for tax withholding on vesting of restricted stock	—	—	—	—	—	—	(292)	—	—	(292)
Net loss	—	—	—	—	—	—	—	—	(49,822)	(49,822)
Balances at December 31, 2017	—	$—	30,860	$3	—	$—	$250,899	$(1)	$(246,544)	$4,357

See accompanying notes

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015

Operating Activities:
Net loss	$(49,822)	$(53,568)	$(52,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6,187	3,981	2,672
Amortization of intangible assets	572	405	309
Amortization of deferred financing costs	31	46	54
Change in fair value of warrant liability	97	(62)	653
Stock-based compensation	15,670	10,674	9,236
Other	(17)	92	193
Changes in assets and liabilities:
Accounts receivable, net	(12,830)	(8,837)	(1,532)
Prepaid expenses and other assets	(9,599)	(818)	(2,673)
Accounts payable and accrued liabilities	740	3,732	3,938
Deferred revenue	26,882	23,566	20,371
Deferred rent	992	(474)	719
Other liabilities	(32)	(345)	(313)
Net cash used in operating activities	(21,129)	(21,608)	(19,351)
Investing Activities:
Purchases of property and equipment	(15,750)	(7,021)	(6,696)
Purchases of intangible assets	(310)	(721)	—
Proceeds from disposal of property and equipment	76	63	64
Purchases of marketable securities	(11,085)	(28,752)	(1,456)
Maturities of marketable securities	29,300	5,125	1,619
Net cash (used in) provided by investing activities	2,231	(31,306)	(6,469)
Financing Activities:
IPO proceeds, net of offering costs paid of $3,261	—	—	72,032
Proceeds from exercise of redeemable convertible preferred stock warrants	—	—	250
Proceeds from issuance of common stock from employee equity plans	10,375	7,009	349
Shares repurchased for tax withholdings on vesting of restricted stock	(292)	(27)	—
Payments of line of credit financing costs	(31)	—	(32)
Repayment of capital lease obligations	—	—	(223)
Net cash provided by financing activities	10,052	6,982	72,376
Net increase (decrease) in cash and cash equivalents	(8,846)	(45,932)	46,556
Cash and cash equivalents, beginning of period	44,539	90,471	43,915
Cash and cash equivalents, end of period	$35,693	$44,539	$90,471
Supplemental cash flow disclosure:
Cash taxes paid	$276	$163	$67
Cash paid for interest	$—	$—	$19
Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$(93,770)
Leasehold improvements	$—	$—	$23
Issuance of common stock for exercise of common stock warrant	$—	$244	$—
Capital expenditures incurred but not yet paid	$274	$174	$138
Issuance of common stock for acquisition	$18,451	$—	$—
Deemed dividends to investors	$—	$—	$632
Vesting of common stock subject to repurchase	$—	$25	$48

See accompanying notes.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Organization

Instructure provide innovative applications for learning, assessment and performance management. We enable organizations worldwide to develop, deliver, manage and track engaging academic and employee development programs. We offer our platform through a Software-as-a-Service, or SaaS, business model. We were incorporated in the state of Delaware in September 2008. We are headquartered in Salt Lake City, Utah, and have wholly-owned subsidiaries in the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil and Mexico.

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

Initial Public Offering

On November 18, 2015, we closed our initial public offering (“IPO”) whereby 5,060,000 shares of common stock were sold to the public, including the underwriters’ overallotment option of 660,000 shares of common stock, at a price of $16.00 per share. We received aggregate proceeds of approximately $75.3 million from the IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $3.9 million. Upon the closing of the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into 15,652,382 shares of common stock.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Such estimates, which we evaluate on an on-going basis, include allowances for doubtful accounts, useful lives for property and equipment and intangible assets, valuation of marketable securities, valuation allowances for net deferred income tax assets, valuation of stock-based compensation and common stock, preferred stock warrants, the contingent earn-out consideration, the best estimate of selling price of deliverables included in multiple-deliverable revenue arrangements and the weighted average customer life used in the recognition of nonrefundable upfront fees. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Operating Segments

We operate in a single operating segment, cloud-based learning management, assessment and performance systems. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers, or CODMs, which are our chief executive officer and chief financial officer, in deciding how to allocate resources and assess performance. Our CODMs evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements.

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

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015

Numerator:
Net loss attributable to common stockholders	$(49,822)	$(53,568)	$(53,610)

Denominator:
Weighted-average common shares outstanding—basic	29,401	27,852	8,924
Less: Weighted-average common stock subject to repurchase	—	(14)	(86)
Total weighted-average common shares outstanding—basic	29,401	27,838	8,838
Dilutive effect of share equivalents resulting from stock options, unvested restricted stock awards, common stock warrants, common stock subject to repurchase, redeemable convertible preferred stock warrants and redeemable convertible preferred stock (as converted)	—	—	—
Weighted-average common shares outstanding-diluted	29,401	27,838	8,838
Net loss per common share attributable to common stockholders, basic and diluted	$(1.69)	$(1.92)	$(6.07)

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015, we incurred net losses and, therefore, the effect of our outstanding stock options, unvested restricted stock, restricted stock units and common stock warrants were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	Year Ended December 31,
	2017	2016	2015

Options to purchase common stock	2,010	3,106	4,101
Common stock warrants	17	17	103
Common stock subject to repurchase	—	—	45
Restricted stock units	1,514	1,133	196
Total	3,541	4,256	4,445

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

The following table depicts the largest customers’ outstanding net accounts receivable balance as a percentage of the total outstanding net accounts receivable balance:

	Year Ended December 31,
	2017	2016

Customer A	10.0%	14.0%

There were no other customers with outstanding net accounts receivable balances as a percentage of the total outstanding net accounts receivable balance greater than 10% as of December 31, 2017 and 2016.

In 2014, we began international operations. Because our long-term growth strategy involves further expansion of our sales to customers outside of the United States, our business will be susceptible to risks associated with international operations. Refer to Note 7— Geographic Data for details.

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

The following is a roll-forward of our allowance for doubtful accounts (in thousands):

	Balance	Charged to		Balance at
	Beginning	Costs or		End of
	of Period	Expenses	Deductions(1)	Period
Allowance for Doubtful Accounts
Year ended December 31, 2017	$241	$197	$(120)	$318
Year ended December 31, 2016	$225	$262	$(246)	$241
Year ended December 31, 2015	$135	$232	$(142)	$225

(1)	Deductions include actual accounts written-off, net of recoveries and revaluations.

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

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Certain costs incurred to develop software applications used in the cloud-based learning, assessment and performance management system are capitalized and included in property and equipment, net on the balance sheets. Capitalizable costs consist of (1) certain external direct costs of materials and services incurred in developing or obtaining internal-use software; and (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage, or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs, are expensed as incurred. Costs that cannot be separated between the maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred. Costs incurred during the application development stage that significantly enhance and add new functionality to the cloud-based learning, assessment and performance management system are capitalized as capitalized software development costs. Capitalization begins when: (1) the preliminary project stage is complete; (2) management with the relevant authority authorizes and commits to the funding of the software project; (3) it is probable the project will be completed; (4) the software will be used to perform the functions intended; and (5) certain functional and quality standards have been met.

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

Fair Value

Our short-term financial instruments include accounts receivable, accounts payable and accrued liabilities and are carried in the consolidated financial statements as of December 31, 2017 and 2016 at amounts that approximate fair value due to their short-term maturity dates.

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

Liability for Common Stock Warrants

We account for freestanding warrants to purchase shares of our common stock that are not considered indexed to our own stock as warrant liabilities on our consolidated balance sheets. Under Accounting Standards Codification, or ASC, 815, we record the liability-classified common stock warrants issued in conjunction with our credit facility at their estimated fair value because they are free standing and the number of shares exercisable under this warrant to purchase our common stock increases if the loan balance exceeds $7,500,000 (see Note 8— Stockholders’ Equity). At the end of each reporting period, changes in the estimated fair value of the warrants to purchase shares of common stock are recorded as a change in fair value of warrant liability in the consolidated statements of operations.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Self-Funded Insurance Reserve

Commencing September 1, 2017, we switched our medical insurance program from a traditional premium based plan to a partially self-funded plan providing health and prescription drug coverage to our employees and their dependents. Our employee health insurance program includes stop-loss coverage on aggregate claims that exceed $200,000 for each covered member under the plan. In connection with our program, we pay monthly claims processing fees which are expensed as incurred within operating expenses in the consolidated statements of operations. We are responsible for paying all health and prescription drug claims covered under the plan.  As a result, we record an estimated self-funded insurance reserve to reflect expected costs related to incurred but not yet reported medical and prescription drug claims. Amounts due from our stop-loss insurance policy are recorded in other current assets, while the estimated liability of the reserve is recorded within accrued liabilities on our consolidated balance sheets.  As of December 31, 2017, no receivable amounts have been recorded within other current assets related to our stop-loss insurance policy.

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

Contingent Earn-out Consideration

We remeasure the estimated carrying value of the contingent earn-out consideration each quarter, with any changes in the estimated fair value recorded within general and administrative expense on the statements of operations. We remeasured the contingent earn-out consideration at December 31, 2017, and the change in the fair value was inconsequential primarily due to the timing of the acquisition. The fair value is determined using significant unobservable inputs, using a Monte Carlo simulation model. As of December 31, 2017, we had $1,164,000 accrued in other long-term liabilities in connection with estimated contingent earn-out consideration associated with the acquisition of Practice (as defined below). Refer to Note 3—Acquisition for details.

Revenue Recognition

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning, assessment and performance management systems and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services. We provide our applications as a service and revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection is reasonably assured, and delivery has occurred or services have been rendered.

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

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

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

As subscription and support revenue are delivered over the entire length of the arrangement (the service period), they are recognized ratably beginning on the date our service is made available to customers through the end of the service period provided all other revenue recognition criteria have been met. Implementation services include training and consulting services that generally take 30 to 90 days to complete.  Implementation services have standalone value as the services are often sold separately. Implementation services are recognized upon completion.  Implementation services also include nonrefundable upfront fees that do not have standalone value. As such, we defer revenue for the nonrefundable upfront fees and recognize the revenue over the longer of the contract term or estimated customer life. Training and professional services are sold with subscriptions and separately (i.e., not sold contemporaneously with the negotiation of a subscription contract) and we have determined each has standalone value. As a result, these services are recognized as revenue when the related services are delivered, which is generally within two to twelve months from the date of contract. Subscription training was introduced in 2016 and is recognized ratably in the same manner as subscription and support revenue described above.

We also derive revenue from fees for separate, project-based custom application development, integrations, content services and change management consulting services. Pricing of these projects is generally either fixed fee or time and material based. We recognize revenue from these service arrangements in accordance with ASC 605. To the extent that adequate project reporting of time incurred and time to complete records exist, we recognize consulting services revenue as the services are performed under the proportionate performance method. In situations where we are unable to utilize the proportional performance method, for example due to either the lack of adequate documentation of time incurred or to be incurred, we recognize revenue based on the milestone method if individual milestones with substantive value to the customer exist. If neither of these two methods is able to be utilized, revenue recognition is deferred until the contract is completed. During the years ended December 31, 2017, 2016, and 2015 there was $372,000, $383,000 and $0 revenue recognized under the proportionate performance method, respectively. We recognized $374,000, $184,000, and $517,000 in revenue under the milestone method for 2017, 2016, and 2015, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expenses totaled $9,274,000, $8,673,000, and $6,965,000 for 2017, 2016 and 2015, respectively.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as compensation expense using the straight-line method over the period in which the award is expected to vest, which is generally the period from the grant date to the end of the vesting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize compensation expense for our 2015 Employee Stock Purchase Plan, or ESPP, on a straight-line basis.

We use the market closing price of our common stock as reported on the New York Stock Exchange for the fair value of restricted stock units (“RSUs”) granted.

We use the Black-Scholes option pricing model to determine the fair value of stock options issued to our employees, as well as purchase rights issued to employees under our ESPP. The Black-Scholes option pricing model is affected by the unit price and a number of assumptions, including the award’s expected life, risk-free interest rate, the expected volatility of the underlying stock and expected dividends.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in a foreign currency are revalued into U.S. dollars at the exchange rates in effect at the balance sheet dates. Income and expense accounts are revalued on the date of the transaction using the exchange rate in effect on the transaction date. Non-monetary assets, liabilities, and equity transactions are converted at historical exchange rates in effect at the time of the transaction. Foreign currency transaction gains and losses are recorded in other income (expense), net. During 2017, a net foreign currency transaction gain of $464,000 was recorded in the consolidated statements of operations. During 2016 and 2015, net foreign currency transaction loss of $339,000 and $176,000 were recorded in the consolidated statements of operations, respectively.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Research and Development

With the exception of capitalized software development costs, research and development costs are expensed as incurred.

Commissions

Prior to January 1, 2018 we recognized commission expense related to subscriptions in the period in which the contract was signed.

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

Income Taxes

Deferred tax assets and liabilities are accounted for using the asset and liability method and represent the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to be in effect when these temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2017 and 2016, the majority of deferred tax assets are offset by a valuation allowance. We recognize interest and penalties as a component of income tax expense.

Recent Accounting Pronouncement

Adopted accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. We elected to early adopt the accounting standard for our annual goodwill impairment test performed as of October 31, 2017.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for share-based payment transactions. The new guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. We adopted the standard in the three months ended March 31, 2017. Upon adoption, we recognized the previously unrecognized excess tax benefits using the modified retrospective transition method through a cumulative-effect adjustment of $3,039,000. The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Because of this full valuation allowance, historically we have not reported any excess tax benefits in our consolidated statements of cash flows. Prospectively when our deferred tax asset is no longer fully offset by a valuation allowance, we will apply the change in presentation to the statement of cash flows and will classify the excess tax benefit in the operating section. In addition, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period. As a result, we recorded a cumulative-effect adjustment to increase our additional paid-in capital and accumulated deficit by $253,000.

Issued accounting pronouncements

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”.  This standard requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. The new standard must be adopted using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings in the period of adoption.  This standard is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers: Topic 606”, as amended, (“ASU 2014-09”). The standard supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The standard also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017.  We have adopted the new standard effective January 1, 2018.  The new standard permits adoption using either of two methods: (1) full retrospective application of the standard to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard, or (2) modified retrospective application of the standard with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. We finalized our assessment of the new standard using the full retrospective method of transition.  The primary impact of adopting the new standard relates to capitalization and amortization of incremental costs of obtaining a contract. Under our current accounting policy, incremental costs of obtaining a contract are expensed as incurred. The new standard requires the capitalization of all incremental costs that we incur to obtain a contract with a customer that would not have been incurred if the contract had not been obtained, provided we expect to recover those costs.

The impact of adopting the new standard on our 2017 and 2016 revenues is not significant. Under the current revenue recognition guidance, we have historically concluded that nonrefundable upfront fees do not have standalone value, and accordingly, we have recognized those fees over the longer of the contract term or customer life. Under the new standard, we have concluded that nonrefundable upfront fees are not considered a separate performance obligation.  As such, the consideration related to the nonrefundable upfront fees is allocated across the other performance obligations included in the contract.  Furthermore, under the current revenue recognition guidance we limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the delivery of future services.  Under the new standard, the concept of contingent revenue no longer exists.  As a result, the timing of when revenue is recognized for our multi-year subscription contracts is accelerated.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The aforementioned full retrospective method of transition resulted in a cumulative-effect adjustment to decrease accumulated deficit by $10,644,000 as of December 31, 2015.  The following table illustrates the components of the cumulative-effect adjustment to decrease accumulated deficit:

December 31,
2015

Changes in assets and liabilities:
Accounts receivable, net	$1,567
Other current assets	438
Deferred commissions	9,172
Liabilities
Deferred revenue	(533)
Cumulative - effect adjustment to decrease accumulated deficit	$10,644

Select consolidated statement of operations line items, which reflect the adoption of the new standard are as follows (in thousands):

	Year Ended December 31,
	2017	2016

Revenue:
Subscription and support	$144,108	$100,270
Professional services and other	16,867	12,347
Total revenue	160,975	112,617
Cost of revenue:
Professional services and other	12,211	8,750
Operating expenses:
Sales and marketing	78,726	65,907
Loss from operations	(43,802)	(47,807)
Net loss	$(42,848)	$(48,000)

Select consolidated balance sheet line items, which reflect the adoption of the new standard are as follows (in thousands):

December 31,
2017

Assets
Accounts receivable, net	$34,351
Deferred commissions	7,086
Deferred commissions, net of current portion	11,160
Liabilities
Deferred revenue	$101,651

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

2. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016

Computer and office equipment	$5,726	$3,918
Purchased software	1,071	1,074
Capitalized software development costs	14,755	6,947
Furniture and fixtures	3,924	2,701
Leasehold improvements and other	13,379	9,413
	38,855	24,053
Less accumulated depreciation and amortization	(14,929)	(9,320)
Total	$23,926	$14,733

Accumulated amortization for capitalized software development costs was $4,570,000 and $2,355,000 at December 31, 2017 and 2016, respectively. Amortization expense for capitalized software development costs for the years ended December 31, 2017, 2016 and 2015 was $2,486,000, $1,368,000 and $672,000, respectively, and is recorded within cost of revenue on the consolidated statements of operations.

3. Acquisition

In November 2017, we acquired Practice XYZ, Inc. (“Practice”), for the purpose of enhancing our learning management system and human capital management offerings. We have included the operating results of the business combination in our consolidated financial statements since the date of the acquisition. The acquisition did not have a material effect on the revenue or earnings in the consolidated statement of operations for the reporting periods presented.  The pro forma results as if the acquisition had taken place on the first day of 2017 were not materially different from the amounts reflected in the accompanying consolidated financial statements.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The following table summarizes the estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration
Cash paid	$102
Common stock	17,715
Practice option conversion	736
Earn-out	1,164
Fair value of total consideration	$19,717

Identifiable assets acquired
Cash	$100
Accounts receivable	98
Unbilled accounts receivable	418
Other current assets	108
Fixed assets: computers	26
Intangible assets: developed technology	5,320
Intangible assets: trade name	320
Intangible assets: customer lists	2,910
Total assets acquired	$9,300

Liabilities assumed
Accounts payable	$49
Accrued liabilities	58
Deferred revenue	263
Deferred tax liability, net	578
Total liabilities assumed	$948

Goodwill	11,365
Total purchase consideration	$19,717

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill generated from this transaction is attributable to the expected synergies to be achieved upon consummation of the business combination and the assembled workforce value. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. A portion of the goodwill, in the amount of $775,719, is deductible for U.S. income tax purposes and will amortized over its remaining useful life of 150 months.

Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated remaining useful life of four years. Customer lists represents estimated fair value of the acquired customer base and is amortized over the estimated remaining useful life of three years. The trade name acquired is amortized over the estimated remaining useful life of three years.

The net deferred tax liability from this acquisition provided a source of additional income to support the realizability of our pre-existing deferred tax assets and as a result, we released a portion of our valuation allowance. This resulted in an income tax benefit $578,000 and an increase to goodwill of the same amount.

We will pay additional consideration comprising of contingent earn-out consideration up to $10.0 million in cash upon the successful achievement of specified booking targets through December 31, 2019. Of the $10.0 million of possible earn-out consideration, $7.0 million is subject to a 50% bookings target floor and payout is based upon the pro rata achievement of specified booking targets.  The remaining $3.0 million of contingent earn-out consideration is payable based upon 150% attainment of specified booking targets.  As of December 31, 2017, we have accrued $1,164,000 in estimated potential future contingent earn-out consideration payable to Practice. The fair value of the earn-out liability was determined using significant unobservable inputs, using a Monte Carlo simulation model. No contingent earn-out consideration will be paid if specified booking targets are not achieved.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

4. Goodwill and Intangible Assets

The goodwill balance as of December 31, 2017 and 2016 was $12,354,000 and $989,000, respectively.

Intangible assets consisted of the following (in thousands):

	Average Remaining	December 31,
	Useful Life	2017	2016

Domain names	15 Months	$1,268	$1,268
Trademarks	3 Months	120	109
Non-compete agreements	0 Months	—	26
Software	19 Months	620	321
Capitalized Learning Content	46 Months	400	400
Trade names	35 Months	320	—
Developed technology	47 Months	5,320	—
Customer relationships	35 Months	2,910	—
Accumulated amortization		(1,910)	(1,364)
Total		$9,048	$760

Amortization expense for intangible assets was $572,000, $405,000 and $309,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Amortization expense for capitalized learning content and developed technology is recorded within cost of revenue on the consolidated statements of operations.

Based on the recorded intangible assets at December 31, 2017, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
2018	$2,776
2019	2,627
2020	2,386
2021	1,259
2022	—
Total	$9,048

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis (in thousands).

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,698	$—	$(1)	$5,697

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$23,907	$—	$(12)	$23,895

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The aggregate fair value of investments in an unrealized loss position was $2,998,000 and $17,906,000 as of December 31, 2017 and December 31, 2016, respectively. Because we do not intend to sell the investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis, we do not consider these investments with an unrealized loss to be other-than-temporarily impaired as of December 31, 2017.

There were no gross realized gains from the sale or maturity of marketable securities included in other income (expense), net during 2017, 2016 and 2015, respectively. There were no gross realized losses from the sale or maturity of marketable securities during the years ended December 31, 2017, 2016 and 2015.

During the years ended December 31, 2017, 2016 and 2015, we recognized gross interest income on securities of $179,000, $281,000 and $30,000, respectively. Interest income was offset by amortization expense on securities of $39,000, $42,000 and $13,000 during 2017, 2016 and 2015, respectively, and was reported within interest expense on the consolidated statements of operations.

The estimated fair value of investments by contractual maturity is as follows (in thousands):

	December 31,
	2017	2016

Due within one year	$5,697	$23,895
Due after one year and through 5 years	—	—
Due after 5 years and through 10 years	—	—
Due after 10 years	—	—
Total	$5,697	$23,895

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

In June 2017, we executed a second amended and restated loan and security agreement for a period of 12 months. The aggregate revolver borrowings remained at $15.0 million (subject to increase to $35.0 million, based on the borrowings base calculation) through the maturity date in June 2018 so long as we are in compliance with all terms and conditions under the credit facility.

As of December 31, 2017 and 2016, we had no borrowings under the credit facility. Unamortized deferred financing costs associated with the credit facility were $6,000 and $10,000 as of December 31, 2017 and 2016, respectively.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

7. Geographic Data

We have one operating segment, which is our cloud-based learning, assessment and performance management systems. Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Year Ended December 31,
	2017	2016	2015

United States	$136,115	$100,668	$68,704
Foreign	22,691	10,212	4,489
Total revenue	$158,806	$110,880	$73,193
Percentage of revenue generated outside of the United States	14%	9%	6%

8. Stockholders’ Equity

Common Stock

We had 200,000,000 shares of $0.0001 par value common stock authorized as of December 31, 2017 and 2016. There were 30,860,241 and 28,553,808 common shares issued at December 31, 2017 and 2016, respectively. There were no shares of common stock help in treasury at December 31, 2017 and 2016. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through December 31, 2017.

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

On February 2, 2016, warrants for 86,666 shares were exercised.  At the lender’s request, we withheld 8,260 shares to cover the warrant exercise costs and issued 78,406 shares.  In connection with the exercise of the warrant, the warrant liability was marked to market as of the settlement date and a portion of the warrant liability equal to $244,000 was reversed and recorded as additional paid-in capital.  The remaining warrant to purchase 16,666 shares (the “contingent common stock warrant”) may become exercisable if our aggregate outstanding balance of the credit facility exceeds $7,500,000. We anticipate the probability this contingent event at 25%, an assumption used to determine the estimated fair value of the warrant. In the event of an acquisition, the common stock warrant will be automatically net-share settled if such exercise would provide value to the holder. The remaining contingent common stock warrant had an estimated common stock warrant liability balance of $122,000 at December 31, 2017. The contingent common stock warrant expires April 1, 2024.

The following table summarizes information about common stock warrants outstanding as of December 31, 2017 and 2016 (in thousands, except per share amounts):

		Number of Shares Underlying Common Stock Warrants as of
		December 31,
Warrants to Purchase	Years of Expiration	2017	2016	Exercise Price

Common stock	2024	17	17	$4.47

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Preferred Stock

Upon the closing of the IPO, our amended and restated certificate of incorporation authorized shares of undesignated preferred stock. As of December 31, 2017 and 2016, we had 10,000,000 shares of $0.0001 par value preferred stock authorized, of which no shares were issued or outstanding at December 31, 2017 and 2016.

9. Stock-Based Compensation

The 2010 Equity Incentive Plan (the “2010 Plan”) was terminated in connection with our IPO, and accordingly no shares are available for issuance under the 2010 Plan.  However, any outstanding options granted under the 2010 Plan will remain outstanding, subject to the terms of the 2010 Plan and stock options agreements, until such outstanding options are exercised or until they terminate or expire by their terms. The 2010 Plan provided for the grant of incentive stock options, nonqualified options, stock appreciation rights, and shares of restricted stock to our employees, officers, directors and outside consultants. As of December 31, 2017, 1,679,453 options to purchase common stock remained outstanding under the 2010 Plan.

In August 2015, our board of directors adopted the 2015 Equity Inventive Plan (the “2015 Plan”) and our stockholders approved the 2015 Plan in October 2015. The 2015 Plan became effective in connection with the IPO and provides for the grant of incentive stock options, nonqualified options, restricted stock units, stock appreciation rights, and shares of restricted stock. As of December 31, 2017, there were 4,510,716 shares of common stock authorized under the 2015 Plan. The 2015 Plan also provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2016 and continuing through and including January 1, 2025, by 4.5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capital structure. As of December 31, 2017, 1,515,470 RSUs, net of forfeitures, remained outstanding under the 2015 Plan and 1,926,822 shares remaining for future grants. As of December 31, 2017, there were options to purchase 331,047 shares of common stock outstanding under the 2015 Plan.

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

In August 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). Our stockholders approved the ESPP in October 2015, which became effective on the date of the IPO. A total of 333,333 shares of our common stock were initially reserved for issuance under the ESPP. The number of shares reserved for issuance will increase automatically each year, beginning January 1, 2016 through and including January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; 333,333 shares of common stock; or such lesser number as determined by our board of directors. As of December 31, 2017, there were 891,271 shares authorized under the ESPP. The plan allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Our board of directors approves the ESPP offerings. Each offering need not be identical, but may not exceed 27 months and may specify one or more shorter purchase periods within the offering.

On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. During the year ended December 31, 2017, we issued 254,047 shares under the ESPP, with a weighted average purchase price per share of $19.70. Total cash proceeds from the purchase of shares under the 2015 ESPP in 2017 was $5,004,000. As of December 31, 2017, 352,631 shares are reserved for future issuance under the ESPP.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The following table summarizes the assumptions relating to our stock options and ESPP purchase rights used in a Black Scholes option pricing model:

	Year Ended December 31,
	2017	2016	2015

Employee Stock Options
Dividend yield	None	None	None
Volatility	62.95%—63.10%	65.87%	66.15%—70%
Risk-free interest rate	2.12%—2.30%	1.4%	1.46%—1.84%
Expected life (years)	6.1—6.2	6.1	5.1—6.7
Fair value of common stock	$12.93—$13.37	$13.79	$9.195—$14.250
Employee Stock Purchase Plan
Dividend yield	None	None	None
Volatility	25.08%—29.89%	46.95%—59.71%	54.22%
Risk-free interest rate	1.07%—1.45%	0.35%—0.60%	0.35%
Expected life (years)	0.5	0.5	0.5
Fair value of common stock	$27.00—$33.90	$18.43—$20.05	$18.99

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

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015

Options	$3,806	$4,102	$3,466
Vesting of restricted stock awards	—	—	61
Restricted stock units	9,969	4,561	134
Employee stock purchase plan	1,895	2,011	222
Employee sale of securities to investors	—	—	5,353
Total stock-based compensation	$15,670	$10,674	$9,236

	Year Ended December 31,
	2017	2016	2015

Subscription and support cost of revenue	$762	$488	$177
Professional services and other cost of revenue	596	474	166
Sales and marketing	4,331	3,030	1,228
Research and development	6,023	3,862	1,403
General and administrative	3,958	2,820	6,262
Total stock-based compensation	$15,670	$10,674	$9,236

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The following table summarizes the stock option activity for the year ended December 31, 2017 (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at January 1, 2017	3,106	$7.14	7.5	$38,558
Granted	185	21.83
Exercised	(1,083)	4.96
Forfeited or cancelled	(198)	12.97
Outstanding at December 31, 2017	2,010	9.09	6.5	48,266
Vested and expected to vest—December 31, 2017	2,010	9.09	6.5	48,266
Exercisable at December 31, 2017	1,434	7.34	6.0	36,948

The follow table summarizes the activity of our unvested stock options for the year ended December 31, 2017 (in thousands, except per share amounts):

		Weighted-
		Average
	Shares	Grant Date
	Underlying	Fair Value
	Options	Per Share
Unvested at January 1, 2017	1,197	$6.74
Granted	185	21.83
Vested	(707)	9.71
Forfeited	(193)	13.18
Unvested at December 31, 2017	482	5.60

The weighted-average grant-date fair value of each option granted during 2017, 2016 and 2015 was $21.83, $8.29 and $7.26, respectively. The total intrinsic value of options exercised was $25,947,000, $12,214,000, and $2,328,000 during 2017, 2016, and 2015, respectively. The total fair value of options vested during 2017, 2016 and 2015 was $4,254,000, $4,877,000, $2,366,000, respectively.

As of December 31, 2017 and 2016, we had $4,342,000 and $5,342,000, respectively, of unrecognized stock-based compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.1 years and 2.3 years, respectively.

As of December 31, 2017 and 2016, we had $977,000 and $830,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the remaining term of the current offering period through May 31, 2018.

RSUs vest upon achievement of a service condition. As soon as practicable following each vesting date, we will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. The service condition is a time-based condition met over a vesting period, as determined by our board of directors, which generally ranges from one to four years. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $32,280,000 at December 31, 2017. That cost is expected to be recognized over a weighted-average period of 2.9 years as of December 31, 2017. As of December 31, 2017, there are 2,622,000 RSUs expected to vest with an aggregate intrinsic value of $49,806,000. The total fair value of RSUs vested was approximately $13,848,000 and $3,743,000 during 2017 and 2016, respectively. 31, 2016.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The activity for RSUs for the year ended December 31, 2017 is as follows (in thousands, except per share amounts):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at January 1, 2017	1,133	$18.36
Granted	1,090	25.46
Vested	(477)	19.28
Cancelled	(231)	20.36
Unvested and outstanding at December 31, 2017	1,515	22.88

10. Income Taxes

Loss before provision for income taxes was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
United States	$(39,741)	$(41,649)	$(43,626)
Foreign	(10,472)	(11,752)	(9,235)
Total	$(50,213)	$(53,401)	$(52,861)

The components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$—	$—	$—
State	28	49	16
Foreign	216	183	65
Total	244	232	81
Deferred:
Federal	(632)	24	41
State	(6)	3	5
Foreign	3	(92)	(10)
Total	(635)	(65)	36
Provision (benefit) for income taxes	$(391)	$167	$117

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The following reconciles the differences between income taxes computed at the federal statutory rate of 21% and the provision for income taxes:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Expected income tax benefit at the federal statutory rate	$(17,072)	$(18,156)	$(17,972)
State tax net of federal benefit	(3,853)	(1,767)	(1,703)
Stock-based compensation	(10,202)	1,101	2,921
Stock warrant liability	33	(21)	222
Difference in foreign tax rates	1,449	1,553	1,090
Research and development credits	(1,636)	(552)	(397)
Change in valuation allowance	5,865	17,798	15,615
Change in tax rate	24,762
Other	263	211	341
Income tax provision (benefit)	$(391)	$167	$117

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$61,906	$53,693	$37,152
Research and development credits	4,211	2,027	1,372
Accruals and reserves	2,639	3,614	3,285
Depreciation	386	382	157
Stock-based compensation	1,986	2,310	1,349
Total deferred tax assets	71,128	62,026	43,315
Deferred tax liabilities:
Intangible assets	(2,283)	(73)	(47)
Capitalized costs	(2,744)	(1,774)	(952)
Total deferred tax liabilities	(5,027)	(1,847)	(999)
Valuation allowance	(65,988)	(60,122)	(42,324)
Net deferred tax assets	$113	$57	$(8)

At December 31, 2017, we had $61,906,000 in tax-effected federal, state and foreign net operating loss carryforwards that, if unused, begin expiring in 2018. Additionally, at December 31, 2017, we had $6,845,000 in income tax credits, consisting primarily of federal and state research and development tax credits. These tax credits, if unused, begin expiring in 2023.

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

The valuation allowance increased by $5,866,000 and $17,798,000 in 2017 and 2016, respectively, due to the increase in the deferred tax assets primarily due to the increase in the net operating loss carryforwards.

U.S. income taxes on the undistributed earnings of our non-U.S. subsidiaries have not been provided for as we currently plan to indefinitely reinvest these amounts and have the ability to do so. Cumulative undistributed foreign earnings were not material at December 31, 2017 and December 31, 2016.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

We have federal net operating loss carryforwards of $206,976,000 and $127,438,000 at December 31, 2017 and 2016, respectively, which expire at various dates through 2034.

We have federal research and development credit carryforwards of $5,100,000 at December 31, 2017 that expire at various dates through 2034. We also have state research and investment credit carryforwards of $1,700,000 that expire at various dates through 2028.

On December 18, 2015, the Tax Increase Prevention Act was signed into law, which contains provisions that permanently extended the federal research credit. The federal research credit provisions had previously expired at the end of 2015. A 2015 federal research credit of $610,000 is reflected in the consolidated financial statements.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and the Company is currently evaluating the potential impacts of The Act.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, causing companies to revalue their deferred tax assets and deferred tax liabilities.  It also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

The Company will record a revaluation of our deferred tax assets and liabilities as of December 31, 2017, at the new rate of 21 percent, based upon balances in existence at the date of enactment.  The provisional amount recorded related to the remeasurement of our deferred tax balance was $24,762,000 with an equal offset to valuation allowance.  However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from US income taxes.  We have not booked a provisional amount for the one-time transition tax liability because the Company is currently estimating a provisional overall foreign loss position for E&P purposes.  We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries.  This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.  No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.  Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities is not practicable.

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

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Unrecognized benefit—beginning of the year	$1,091	$739	$483
Gross increases (decreases)—prior period positions	—	—	—
Gross increases (decreases)—current period positions	1,176	352	256
Unrecognized benefit—end of period	$2,267	$1,091	$739

All of the unrecognized tax benefits decrease deferred tax assets with a corresponding decrease to the valuation allowance. None of the unrecognized tax benefits would affect our effective tax rate if recognized in the future.

We have elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties have been recorded through December 31, 2017.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during 2017 and 2016. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, were as follows (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,046	$—	$—	$14,046
Corporate debt securities	—	5,697	—	5,697
Total assets	$14,046	$5,697	$—	$19,743
Liabilities:
Common stock warrant liability	—	—	122	122
Contingent earn-out consideration	—	—	1,164	1,164
Total liabilities	$—	$—	$1,286	$1,286

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, were as follows (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17,394	$—	$—	$17,394
Corporate debt securities	—	23,895	—	23,895
Total assets	$17,394	$23,895	$—	$41,289
Liabilities:
Common stock warrant liability	—	—	25	25

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The following table sets forth a summary of the changes in the estimated fair value of the warrant liability and earn-out consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Balance at January 1, 2016	$331
Gain related to change in fair value of warrant liability	(62)
Exercise of warrant	(244)
Balance at December 31, 2016	$25
Loss related to change in fair value warrant liability	97
Initial estimate of fair value of contingent earn-out consideration	1,164
Balance at December 31, 2017	$1,286

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

We have classified our liability for contingent earn-out consideration relating to our acquisition of Practice within Level 3 of the fair value hierarchy because the fair value is determined using the Monte Carlo simulation model and significant unobservable inputs including, forecasted net bookings attainment.

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

Lease Commitments

In prior years we have entered into various non-cancellable operating lease agreements for certain of our offices with lease periods expiring primarily between fiscal 2020 and 2023. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. We recognize rent expense on a straight-line basis over the lease period and have accrued for

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

rent expense incurred but not paid. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.

With the growth and expansion of sales, marketing, and customer support operations in Sydney, Australia, a new non-cancellable operating lease was entered into in May 2017.  The leased space in Sydney has an initial term of six years that includes leasehold incentives of $1.5 million. A portion of these incentives are leasehold improvements that are capitalized within property and equipment, net, on the consolidated balance sheets and depreciated over the lesser of the estimated useful life or the remaining lease term. As part of the lease agreement, we are subject to 4% annual rent escalation. The leasehold improvement allowance and rent escalations were incorporated into our straight-line rent calculation.

At December 31, 2017, future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

Year Ended December 31:	Operating Leases
2018	$7,489
2019	8,368
2020	7,991
2021	7,936
2022	8,473
Thereafter	28,576
Total	$68,833

Rent expense under operating leases for 2017, 2016 and 2015 was $5,593,000, $4,680,000 and $4,097,000, respectively.

As of December 31, 2017, we had a total of $3,209,000 in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through November 2027.

13. Employee Benefit Plan

We sponsor a qualified 401(k) defined contribution plan (the “401(k) Plan”), available to all qualified employees. The 401(k) Plan allows employees to contribute gross salary though payroll deductions up to the legally mandated limit based on their jurisdiction. The 401(k) Plan provides for matching contributions equal to 50% of each participant’s elective contributions, not to exceed $1,000 per participant annually. Participants vest in matching contributions over a four-year period after a one year cliff vest. The cost recognized for our contributions to the 401(k) Plan for the year ended December 31, 2017, 2016 and 2015 was $808,000, $619,000 and $468,000, respectively.

14. Related-Party Transactions

We incurred $0, $20,000 and $40,000 for consulting services provided by a member of our board of directors during 2017, 2016 and 2015, respectively. We owed nothing for such services at December 31, 2017 and 2016.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

15. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in 2017 and 2016 (in thousands except per share data):

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
	(unaudited)
	(in thousands)
Total revenues	$43,835	$42,948	$38,044	$33,979	$31,546	$30,145	$25,890	$23,299
Gross profit	30,537	30,478	27,051	24,363	22,419	21,507	18,255	15,950
Loss from operations	(12,482)	(12,562)	(12,941)	(12,791)	(12,838)	(12,267)	(14,516)	(13,754)
Net loss	(11,722)	(12,373)	(12,996)	(12,731)	(12,922)	(12,317)	(14,590)	(13,739)
Net loss attributable to common stockholders	(11,722)	(12,373)	(12,996)	(12,731)	(12,922)	(12,317)	(14,590)	(13,739)
Net loss per common share attributable to common stockholders, basic and diluted	(0.39)	(0.42)	(0.45)	(0.44)	(0.46)	(0.44)	(0.53)	(0.50)

16. Subsequent Events

In January 2018, the number of shares authorized for the 2015 Equity Incentive Plan and 2015 Employee Stock Purchase Plan increased by 1,388,709 and 308,602, respectively, in connection with the annual automatic increases provided by those plans.

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

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on these criteria. The effectiveness of the our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included on under Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(1)

The information required by this Item concerning our executive officers and our directors and nominees for director may be found under the sections entitled “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

(3)

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, amended may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation,” “Executive Compensation,” “Executive Compensation—Compensation Discussion and Analysis” and “Equity Compensation Plan Information” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1)

The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1)

The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 4—Ratification of Selection of Independent Registered Public Accounting Firm” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements—The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.
(a)(2)	Financial Statement Schedules— All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(a)(3)	Exhibits—The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.
(b)	Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1†±	Agreement and Plan of Merger, by and among the Registrant and Praxis Merger Sub I, Inc., Praxis Merger Sub II, LLC, Practice XYZ, Inc. and Entangled Ventures, LLC, dated November 22, 2017.	—	—	—	—	X

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37629	3.1	November 18, 2015

3.2	Amended and Restated Bylaws.	S-1	333-207349	3.4	October 9, 2015

4.1	Form of Common Stock Certificate.	S-1	333-207349	4.1	November 2, 2015

10.1	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain of its stockholders, dated November 21, 2014.	S-1	333-207349	10.1	October 9, 2015

10.2	Form of Indemnity Agreement by and between the Registrant and its directors and officers.	S-1	333-207349	10.2	October 9, 2015

10.3+	2010 Equity Incentive Plan and Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement.	S-1	333-207349	10.3	November 2, 2015

10.4+	2015 Equity Incentive Plan.	S-1	333-207349	10.4	November 2, 2015

10.5+	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the 2015 Equity Incentive Plan.	10-Q	001-37629	10.1	May 6, 2016

10.6+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	S-1	333-207349	10.6	October 9, 2015

10.7+	2015 Employee Stock Purchase Plan.	S-1	333-207349	10.7	November 2, 2015

10.8+	Form of Executive Agreement by and between the Registrant and its officers.	S-1	333-207349	10.8	October 9, 2015

10.9+	Non-Employee Director Compensation Policy.	S-1	333-207349	10.9	October 23, 2015

10.10	Lease Agreement by and between the Registrant and Old Mill Building IV, LLC, dated October 2, 2012.	S-1	333-207349	10.10	October 9, 2015

10.11	First Amendment to Lease Agreement by and between the Registrant and Old Mill Building IV, LLC, dated October 30, 2014.	S-1	333-207349	10.11	October 9, 2015

10.12	Lease Assumption Agreement by and between the Registrant and Old Mill Building IV, LLC, dated August 11, 2015.	S-1	333-207349	10.12	November 2, 2015

10.13	Second Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated June 22, 2017.	10-Q	001-37629	10.1	August 2, 2017

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

10.14	Warrant to Purchase Common Stock issued to Silicon Valley Bank, dated April 1, 2014.	S-1	333-207349	10.14	October 9, 2015

10.15	Lease Agreement by and between the Registrant and Valley Grove LLC, dated November 10, 2016.	8-K	001-37629	10.1	November 15, 2016

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan.
*

Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

†

The schedules and certain exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Instructure hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

±

Confidential treatment has been requested for certain provisions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. The omitted information has been filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Instructure, Inc.

Date: February 15, 2018	By:	/s/ Joshua L. Coates
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

Signature	Title	Date

/s/ Joshua L. Coates Joshua L. Coates	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2018

/s/ Steven B. Kaminsky Steven B. Kaminsky	Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2018

/s/ Steven A. Collins Steven A. Collins	Director	February 15, 2018

/s/ William M. Conroy William M. Conroy	Director	February 15, 2018

/s/ Ellen Levy Ellen Levy	Director	February 15, 2018

/s/ Jim Steele Jim Steele	Director	February 15, 2018

/s/ Kevin Thompson Kevin Thompson	Director	February 15, 2018

/s/ Lloyd G. Waterhouse Lloyd G. Waterhouse	Director	February 15, 2018