Form 10-Q
period 2018-03-31
INSTRUCTURE INC
filed 2018-05-02
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, there were 34,327,244 shares of the registrant’s common stock outstanding.

Instructure, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2018

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31,	December 31,
	2018	2017
		*As Adjusted
Assets
Current assets:
Cash and cash equivalents	$136,733	$35,693
Short-term marketable securities	—	5,697
Accounts receivable—net of allowance of $322 and $318 at March 31, 2018 and December 31, 2017, respectively	25,515	34,312
Prepaid expenses	9,493	11,492
Deferred commissions	6,994	7,086
Other current assets	1,616	2,419
Total current assets	180,351	96,699
Property and equipment, net	27,115	23,926
Goodwill	12,354	12,354
Intangible assets, net	8,288	9,048
Noncurrent prepaid expenses	3,121	2,939
Deferred commissions, net of current portion	11,040	11,160
Other assets	487	497
Total assets	$242,756	$156,623
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,439	$2,892
Accrued liabilities	12,501	13,702
Deferred rent	986	936
Deferred revenue	77,671	99,773
Total current liabilities	97,597	117,303
Deferred revenue, net of current portion	1,436	1,889
Deferred rent, net of current portion	10,523	9,201
Other long-term liabilities	775	1,286
Total liabilities	110,331	129,679
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	368,247	250,899
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(235,825)	(223,957)
Total stockholders’ equity	132,425	26,944
Total liabilities and stockholders’ equity	$242,756	$156,623

 *See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
Revenue:
Subscription and support	$43,200	$31,554
Professional services and other	4,791	2,918
Total revenue	47,991	34,472
Cost of revenue:
Subscription and support	10,391	7,105
Professional services and other	3,594	2,575
Total cost of revenue	13,985	9,680
Gross profit	34,006	24,792
Operating expenses:
Sales and marketing	23,188	18,227
Research and development	14,660	11,182
General and administrative	8,291	6,986
Total operating expenses	46,139	36,395
Loss from operations	(12,133)	(11,603)
Other income (expense):
Interest income	238	76
Interest expense	(9)	(14)
Other income, net	175	23
Total other income (expense), net	404	85
Loss before income taxes	(11,729)	(11,518)
Income tax expense	(139)	(83)
Net loss	$(11,868)	$(11,601)
Net loss per common share, basic and diluted	$(0.37)	$(0.40)
Weighted average common shares used in computing basic and diluted net loss per common share	32,370	28,727

 *See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
Net loss	$(11,868)	$(11,601)
Other comprehensive gain (loss):
Net change in unrealized gains (losses) on marketable securities	1	(2)
Comprehensive loss	$(11,867)	$(11,603)

*See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
Operating Activities:
Net loss	$(11,868)	$(11,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,013	1,237
Amortization of intangible assets	763	142
Amortization of deferred financing costs	7	6
Change in fair value of warrant liability	(122)	7
Stock-based compensation	4,744	3,373
Other	65	2
Changes in assets and liabilities:
Accounts receivable, net	8,720	5,297
Prepaid expenses and other assets	2,623	(5,518)
Deferred commissions	212	(759)
Accounts payable and accrued liabilities	2,068	(1,522)
Deferred revenue	(22,555)	(18,274)
Deferred rent	1,372	(139)
Other liabilities	(389)	—
Net cash used in operating activities	(12,347)	(27,749)
Investing Activities:
Purchases of property and equipment	(4,847)	(3,145)
Purchases of intangible assets	—	(290)
Proceeds from sale of property and equipment	26	15
Maturities of marketable securities	5,700	13,900
Net cash provided by investing activities	879	10,480
Financing Activities:
Proceeds from common stock offerings, net of offering costs	109,803	—
Proceeds from issuance of common stock from employee equity plans	2,832	1,038
Shares repurchased for tax withholdings on vesting of restricted stock	(127)	(42)
Net cash provided by financing activities	112,508	996
Net increase (decrease) in cash and cash equivalents	101,040	(16,273)
Cash and cash equivalents, beginning of period	35,693	44,539
Cash and cash equivalents, end of period	$136,733	$28,266
Supplemental cash flow disclosure:
Cash paid for taxes	$61	$127
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$275	$284

 *See Note 1 for a summary of adjustments

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, we have prepared the accompanying unaudited financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2017, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2018. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 15, 2018.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers as discussed in Note 1. All amounts and disclosures set forth in the Form 10-Q have been updated to comply with the new standard, as indicated by the “as adjusted” column heading.

Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Such estimates, which we evaluate on an on-going basis, include allowances for doubtful accounts, useful lives for property and equipment and intangible assets, valuation of marketable securities, valuation allowances for net deferred income tax assets, valuation of stock-based compensation and common stock, standalone selling price (“SSP”) of performance obligations and the determination of the period of benefit for deferred commissions. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable.

Segment Information

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

Summary of Significant Accounting Policies

Except for the accounting policies for revenue recognition, trade and other receivables, and deferred commissions that were updated as a result of adopting ASU No. 2014-09, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 15, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.

Revenue Recognition

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning, assessment and performance management systems and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

We determined revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy a performance obligation

The following describes the nature of our primary types of revenues and the revenue recognition policies and significant payment terms as they pertain to the types of transactions we enter into with our customers.

Subscription and Support

Subscription and support revenue is derived from fees from customers to access our learning, assessment and performance management systems and support beyond the standard support that is included with all subscriptions. The terms of our subscriptions do not provide customers the right to take possession of the software. Revenue is generally recognized on a ratable basis over the contract term. Payments from customers are primarily due annually in advance. Unearned subscription and support revenue is included in deferred revenue.

Professional Services and Other

Professional services revenue is derived from implementation, training, and consulting services. Our professional services are typically considered distinct from the related subscription services as the promise to transfer the subscription can be fulfilled independently from the promise to deliver the professional services (i.e., customer receives standalone functionality from the subscription and the customer obtains the intended benefit of the subscription without the professional services). Professional services revenue is typically recognized over time as the services are rendered, using an efforts-expended (labor hours) input method.

Contracts with Multiple Performance Obligations

Many of our contracts with customers contain multiple performance obligations. We account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives by reviewing our significant pricing practices, including discounting practices, the size and volume of our transactions, the customer type, price lists, our pricing strategy, and historical stand-alone sales. SSP is analyzed on a periodic basis to identify if we have experienced significant changes in our selling prices.

Trade and Other Receivables

Accounts receivable, net is comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, and other receivables, which represents unbilled receivables related to subscription and professional services contracts. Unbilled receivable balances as of March 31, 2018 and December 31, 2017 were $5,583,000 and $4,177,000, respectively.

Standard payment terms to customers range from 30 to 90 days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for products and services in advance of our delivery of the related products or services; in other cases, payment is due as services are performed or in arrears following the delivery of the related products or services. The unbilled receivable primarily relates to revenue recognized when transferred services are more than amounts billable to customers.

Deferred Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally four years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

Adopted accounting pronouncements

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”.  This standard requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. The new standard must be adopted using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings in the period of adoption.  This standard is effective for annual reporting periods beginning after December 15, 2017. We adopted the new standard as of January 1, 2018 and it did not have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("Topic 605"), and requires the recognition of revenue as promised goods or services are transferred to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, we refer to Topic 606 and Subtopic 340-40 as the “new standard”.

We adopted the new standard as of January 1, 2018, utilizing the full retrospective method of transition. As a result, we recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity on January 1, 2016. We have changed our accounting policy for revenue recognition as detailed above. The details of the significant changes and quantitative impact of the changes are disclosed below.

We applied Topic 606 retrospectively using the following practical expedients in paragraph 606-10-65-1(f). We do not disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when we expect to recognize that amount as revenue for all reporting periods presented before the date of the initial application – i.e. January 1, 2018. Further, we do not retrospectively restate contracts modified before the beginning of the earliest reporting period presented but reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented.

The primary impact of adopting the new standard related to the deferral of incremental commission costs to obtain customer contracts and the removal of the contingent revenue limitation. We previously expensed sales commission costs as incurred. Under the new standard, we capitalize and amortize these costs over a period of benefit that we have determined to be generally four years. We were also previously limiting the amount of revenue recognized for delivered elements to the amount that was not contingent on the future delivery of products or services, or subject to our future performance. Under the new standard, there is no requirement to limit the allocated transaction price to non-contingent amounts, therefore, we record unbilled revenue when transferred services are more than amounts billable to customers.

Impacts on Financial Statements

The following tables summarize the impacts of Topic 606 adoption on our consolidated financial statements on the previously reported periods. Select consolidated balance sheet line items, which reflect the adoption of Topic 606 are as follows (in thousands):

	December 31, 2017
	As previously reported	Adjustments	As adjusted
Assets
Accounts receivable—net of allowance	$30,797	$3,515	$34,312
Deferred Commissions	—	7,086	7,086
Deferred Commissions, net of current portion	—	11,160	11,160
Other assets	1,045	(548)	497
Liabilities
Deferred revenue	99,086	687	99,773
Deferred revenue, net of current portion	3,950	(2,061)	1,889

Select unaudited consolidated statement of operations line items, which reflect the adoption of Topic 606 are as follows (in thousands):

	Three months ended March 31, 2017
	As previously reported	Adjustments	As adjusted
Revenues:
Subscription and support	$30,513	$1,041	$31,554
Professional services and other	3,466	(548)	2,918
Total revenues	33,979	493	34,472
Cost of revenues:
Professional services and other	2,511	64	2,575
Gross profit	24,363	429	24,792
Operating expenses:
Sales and marketing	18,986	(759)	18,227
Loss before income taxes	(12,700)	1,182	(11,518)
Income tax expense	(31)	(52)	(83)
Net loss	(12,731)	1,130	(11,601)
Net loss per common share, basic and diluted	(0.44)	0.04	(0.40)

Select unaudited consolidated statement of cash flows line items, which reflect the adoption of Topic 606 are as follows (in thousands):

	Three months ended March 31, 2017
	As previously reported	Adjustments	As adjusted
Cash flows from operating activities
Net loss	$(12,731)	$1,130	$(11,601)
Accounts receivable, net	5,273	24	5,297
Prepaid expenses and other assets	(5,633)	115	(5,518)
Deferred commissions	—	(759)	(759)
Deferred revenue	(17,764)	(510)	(18,274)
Net cash used in operating activities	(27,749)	—	(27,749)

Issued accounting pronouncements

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

2. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of the diluted net loss per share calculation, options to purchase common stock, common stock warrants and restricted stock units are considered to be common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(11,868)	$(11,601)
Denominator:
Weighted-average common shares outstanding—basic	32,370	28,727
Total weighted-average common shares outstanding—basic	32,370	28,727
Dilutive effect of share equivalents resulting from stock options, restricted stock units, common stock warrants and common stock subject to repurchase	—	—
Weighted-average common shares outstanding-diluted	32,370	28,727
Net loss per common share, basic and diluted	$(0.37)	$(0.40)

For all periods presented, we incurred net losses and, therefore, the effect of our outstanding stock options, restricted stock units and common stock warrants was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	As of March 31,
	2018	2017
Options to purchase common stock	1,683	2,987
Common stock warrants	—	17
Restricted stock units	1,884	1,194
Total	3,567	4,198

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Computer and office equipment	$6,102	$5,726
Purchased software	1,071	1,071
Capitalized software development costs	16,725	14,755
Furniture and fixtures	4,273	3,924
Leasehold improvements and other	15,806	13,379
Total property and equipment	43,977	38,855
Less accumulated depreciation and amortization	(16,862)	(14,929)
Total	$27,115	$23,926

Accumulated amortization for capitalized software development costs was $5,510,000 and $4,570,000 at March 31, 2018 and December 31, 2017, respectively. Amortization expense for capitalized software development costs was $940,000 and $485,000 for the three months ended March 31, 2018 and 2017, respectively. Amortization expense for capitalized software development costs is recorded within cost of revenue on the consolidated statements of operations.

4. Goodwill and Intangible Assets

Goodwill was $12,354,000 as of March 31, 2018 and December 31, 2017.

Intangible assets consisted of the following (in thousands):

	Average Remaining	March 31,	December 31,
	Useful Life	2018	2017
Domain names	10 Months	$1,268	$1,268
Trademarks	1 Months	120	120
Software	16 Months	624	620
Capitalized learning content	43 Months	400	400
Trade names	32 Months	320	320
Developed technology	44 Months	5,320	5,320
Customer relationships	32 Months	2,910	2,910
Accumulated amortization		(2,674)	(1,910)
Total		$8,288	$9,048

Amortization expense for intangible assets was $763,000 and $142,000 for the three months ended March 31, 2018 and 2017, respectively.

Based on the recorded intangible assets at March 31, 2018, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2018	$2,022
2019	2,626
2020	2,386
2021	1,254
2022	—
Total	$8,288

5. Revenue

Disaggregation of Revenue

Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
United States	$39,307	$30,554
Foreign	8,684	3,918
Total revenue	$47,991	$34,472
Percentage of revenue generated outside of the United States	18%	11%

*See Note 1 for a summary of adjustments

Deferred Revenue and Performance Obligations

During the three months ended March 31, 2018, 80% to 90% of revenue recognized was included in our deferred revenue balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2018, approximately $382 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

6. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $18,034,000 and $18,246,000 as of March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018 and 2017, amortization expense for deferred commissions was $2,078,000 and $1,534,000, respectively, and there were no impairments of deferred commissions.

7. Marketable Securities

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

We did not hold any marketable securities at March 31, 2018.

The following tables summarize, by major security type, our assets that are measured at fair value on a recurring basis at December 31, 2017 (in thousands):

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,698	$—	$(1)	$5,697

The aggregate fair value of investments in an unrealized loss position was $0 and $2,998,000 as of March 31, 2018 and December 31, 2017, respectively.

There were no gross realized gains or losses from the sale or maturity of marketable securities during the three months ended March, 2018 and 2017.

During the three months ended March 31, 2018, we recognized gross interest income on securities of $66,000.  Interest income was offset by amortization expense on securities of $2,000 during the three months ended March 31, 2018, and reported net within interest income on the consolidated statements of operations.

During the three months ended March 31, 2017, we recognized gross interest income on securities of $65,000. Interest income was offset by amortization expense on securities of $8,000 during the three months ended March 31, 2017, and reported net within interest income on the consolidated statements of operations.

The estimated fair value of investments by contractual maturity is as follows (in thousands):

December 31,
2017
Due within one year	$5,697
Thereafter	—
Total	$5,697

8. Stockholders’ Equity (Deficit) and Stock-Based Compensation

Common Stock

As of March 31, 2018 and December 31, 2017, there were 200,000,000 shares of common stock authorized. As of March 31, 2018 and December 31, 2017, there were 34,287,944 and 30,860,241 shares issued and outstanding, respectively. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The shareholders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through March 31, 2018.

On February 15, 2018, we entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC (collectively, the “Underwriters”), relating to the issuance and sale (the “Offering”) of 2,500,000 shares of our common stock, par value $0.0001 per share. The price to the public in the Offering was $39.50 per share, and the Underwriters have purchased the shares from us pursuant to the Underwriting Agreement at a price of $38.315 per share. In addition to the sale of 2,500,000 shares, the Underwriters exercised a 30-day option to purchase an additional 375,000 shares of our common stock. All of the shares in the offering were sold by us and the net proceeds to us from this Offering were $109.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

Employee Equity Plans

Our 2015 Equity Incentive Plan (the “2015 Plan”) serves as the successor to our 2010 Equity Incentive Plan (the “2010 Plan”). Accordingly, no shares are available for issuance under the 2010 Plan; however, any outstanding options granted under the 2010 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of March 31, 2018, options to purchase 1,250,318 shares of common stock remained outstanding under the 2010 Plan. Pursuant to the terms of the 2015 Plan, the share reserve automatically increased by 1,388,709 shares in January 2018. As of March 31, 2018, we had 2,777,618 shares of common stock available for future grants under the 2015 Plan.

We also have a 2015 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  Our board of directors approves the ESPP offerings. The offerings need not be identical, but each offering may not exceed 27 months and may specify one or more shorter purchase periods within the offering.  Pursuant to the terms of the ESPP, the share reserve increased by 308,602 shares in January 2018. As of March 31, 2018, 661,223 shares of common stock were available for issuance under the ESPP.

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Options	$701	$1,218
Restricted stock units	3,500	1,665
Employee stock purchase plan	543	490
Total stock-based compensation	$4,744	$3,373

	Three Months Ended March 31,
	2018	2017
Subscription and support cost of revenue	$229	$126
Professional services and other cost of revenue	193	105
Sales and marketing	1,348	955
Research and development	1,894	1,232
General and administrative	1,080	955
Total stock-based compensation	$4,744	$3,373

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2018 (in thousands, except per share data and years):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at December 31, 2017	2,010	$9.09	6.5	$48,266
Granted	145	29.38
Exercised	(455)	6.23
Forfeited or cancelled	(17)	10.35
Outstanding at March 31, 2018	1,683	11.58	7.0	51,454
Vested and expected to vest—March 31, 2018	1,683	11.58	7.0	51,454
Exercisable at March 31, 2018	1,116	8.11	6.4	37,994

As of March 31, 2018, we had $5,523,000 of unrecognized stock-based compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.6 years.

As of March 31, 2018, we had $371,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the term of the offering period ending May 31, 2018.

Restricted Stock Units

The following table summarizes the activity of restricted stock units (“RSUs”) for the three months ended March 31, 2018 (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at December 31, 2017	1,515	$22.88
Granted	566	41.26
Vested	(124)	20.69
Cancelled	(73)	24.12
Unvested and outstanding at March 31, 2018	1,884	28.49

As of March 31, 2018, we had $50,055,000 of unrecognized stock-based compensation costs related to outstanding RSUs that are expected to be recognized over a weighted average period of 3.1 years.

9. Income Taxes

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

We file tax returns in the United States, the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil, Mexico and various state jurisdictions. All of our tax years remain open to examination by major taxing jurisdictions to which we are subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state and foreign tax authorities if they have or will be used in future periods.

We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not expect our gross unrecognized tax benefits to change significantly in the next 12 months.

In connection with the Tax Act enacted in December 2017, we recorded a provisional amount for the remeasurement of deferred tax balances for the year ended December 31, 2017 with an offset to valuation allowance with no impact to the consolidated financial statements.  In accordance with relevant SEC guidance of Staff Accounting Bulletin No. 118 (“SAB 118”), the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for the items that were previously reported as provisional, or where a provisional estimate could not be made.  The Income tax provision for the three-months ended March 31, 2018 did not reflect any adjustments to the provisional amounts as of December 31, 2017.  We will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expect to complete our analysis within the measurement period in accordance with the SEC guidance.

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2018 and the year ended December 31, 2017. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, were as follows (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$29,801	$—	$—	$29,801
Total Assets	$29,801	$—	$—	$29,801
Liabilities:
Contingent earn-out consideration			776	776
Total liabilities	$—	$—	$776	$776

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, were as follows (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,046	$—	$—	$14,046
Corporate debt securities	—	5,697	—	5,697
Total Assets	$14,046	$5,697	$—	$19,743
Liabilities:
Common stock warrant liability	—	—	122	122
Contingent earn-out consideration	—	—	1,164	1,164
Total liabilities	$—	$—	$1,286	$1,286

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

The following table sets forth a summary of the change in fair value adjustments for liabilities that are required to be marked-to-market. The common stock warrants were cancelled during the current period and the gain related to the extinguishment of the common stock warrant liability was recognized in other income (expense) on the consolidated statements of operations. The change in fair value of the contingent earn-out liability was recognized in general and administrative expense on the consolidated statements of operations. The following balance is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Change in
Fair Value
Adjustments
Balance at January 1, 2018	$1,286
Extinguishment of common stock warrants	(122)
Change in fair value of contingent earn-out liability	(388)
Balance at March 31, 2018	$776

We have classified our liability for contingent earn-out consideration relating to our acquisition of Practice XYZ, Inc., which we closed in November 2017, within Level 3 of the fair value hierarchy because the fair value is determined using the Monte Carlo simulation model and significant unobservable inputs including, forecasted net bookings attainment.

Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy level assigned to each security in our marketable securities portfolio and cash equivalents is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of the marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. See Note 7—Marketable Securities for further information regarding the fair value of our investments.

11. Commitments and Contingencies

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

Rent expense under operating leases was $1,879,000 and $1,201,000 for the three months ended March 31, 2018 and 2017, respectively.

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

We sell our applications and services through a direct sales force. Our sales organization includes technical sales engineers who serve as experts in the technical aspects of our applications and customer implementations. Many of our sales efforts require us to respond to requests for proposals, particularly in the higher education space and to a lesser extent in K–12, and to a minimal extent in the corporate market. As we grow internationally, we may use reseller partnerships as needed to penetrate certain new markets.

As of March 31, 2018, we have grown to serve more than 3,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 60 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2017, and the three months ended March 31, 2018, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at each of March 31, 2018 and 2017. Our revenue was $48.0 million and $34.5 million for the three months ended March 31, 2018 and 2017, respectively, representing year-over-year growth of 39%. Our net losses were $11.9 million and $11.6 million for the three months ended March 31, 2018 and 2017, respectively.

In February 2018, we completed an underwritten public offering of 2,875,000 shares of common stock, which included 375,000 shares of common stock issued pursuant to the underwriters’ exercise of their option to purchase additional shares.  We received $109.8 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses.

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

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. During the three months ended March 31, 2018 and 2017, 18% and 11% of our revenue was derived from outside the United States, respectively. Our international operations are relatively new and we have limited experience operating in international markets, which increases the risk that our international expansion efforts may not be successful.

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

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of March 31, 2018 and 2017.

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

Financial Operations Overview

Revenue

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning, assessment and performance management systems and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Subscription and support revenue is derived from fees from customers to access our learning, assessment and performance management systems and support beyond the standard support that is included with all subscriptions. The terms of our subscriptions do not provide customers the right to take possession of the software. Revenue is generally recognized on a ratable basis over the contract term. Payments from customers are primarily due annually in advance. Unearned subscription and support revenue is included in deferred revenue.

Professional services revenue is derived from implementation, training, and consulting services. Our professional services are typically considered distinct from the related subscription services as the promise to transfer the subscription can be fulfilled independently from the promise to deliver the professional services (i.e., customer receives standalone functionality from the subscription and the customer obtains the intended benefit of the subscription without the professional services). Professional services revenue is typically recognized over time as the services are rendered, using an efforts-expended (labor hours) input method.

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

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual InstructureCon user conference and allocated overhead costs. We defer and amortize on a straight-line basis sales commission costs related to acquiring new customers and upsells from existing customers over a period of benefit that we have determined to be generally four years. We expect sales and marketing expenses will increase as a result of hiring net new quota-carrying sales representatives inside and outside the United States, adding to the marketing staff and expanding our annual InstructureCon user conference and potentially adding other annual conferences. Over time, we expect sales and marketing expenses will decline as a percentage of total revenue.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income, interest expense, the change in fair value of the warrant liability, which is subject to mark-to-market adjustments as of each reporting period, and the impact of foreign currency transaction gains and losses. We have historically had a minimal amount of debt outstanding on which we pay interest. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. Prior period adjustments have been made as a result of the adoption of Topic 606, see footnote 1 in the Notes to Consolidated Financial Statements for a summary of adjustments made.

	Three Months Ended March 31,
		2017
	2018	As Adjusted
	(in thousands)
Revenue:
Subscription and support	$43,200	$31,554
Professional services and other	4,791	2,918
Total revenue	47,991	34,472
Cost of revenue:
Subscription and support(1)(2)	10,391	7,105
Professional services and other(1)	3,594	2,575
Total cost of revenue	13,985	9,680
Gross profit	34,006	24,792
Operating expenses:
Sales and marketing(1)(2)	23,188	18,227
Research and development(1)	14,660	11,182
General and administrative(1)(3)	8,291	6,986
Total operating expenses	46,139	36,395
Loss from operations	(12,133)	(11,603)
Other income (expense):
Interest income	238	76
Interest expense	(9)	(14)
Other income (expense), net	175	23
Total other income (expense), net	404	85
Loss before income taxes	(11,729)	(11,518)
Income tax expense	(139)	(83)
Net loss	$(11,868)	$(11,601)

(1)	Includes stock-based compensation as follows:
	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue:
Subscription and support	$229	$126
Professional services and other	193	105
Sales and marketing	1,348	955
Research and development	1,894	1,232
General and administrative	1,080	955
Total stock-based compensation	$4,744	$3,373

(2)	Includes amortization of acquisition-related intangibles as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue:
Subscription and support	$342	$—
Sales and marketing	350	—
Total amortization of acquisition-related intangibles	$692	$—

(3)	Includes the change in fair value of the contingent earn-out liability as follows:
	Three Months Ended March 31,
	2018	2017
	(in thousands)
General and administrative	$(388)	$—

	Three Months Ended March 31,
		2017
	2018	As Adjusted
	(as a percentage of total revenue)
Revenue:
Subscription and support	90%	92%
Professional services and other	10	8
Total revenue	100	100
Cost of revenue:
Subscription and support	22	21
Professional services and other	7	7
Total cost of revenue	29	28
Gross profit	71	72
Operating expenses:
Sales and marketing	48	53
Research and development	31	32
General and administrative	17	20
Total operating expenses	96	105
Loss from operations	(25)	(33)
Other income (expense):
Interest income	0	0
Interest expense	(0)	(0)
Other income (expense), net	0	0
Total other expense, net	(0)	0
Loss before income taxes	(25)	(33)
Income tax expense	(0)	(0)
Net loss	(25)%	(33)%

 Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Subscription and support	$43,200	$31,554	$11,646	37%
Professional services and other	4,791	2,918	1,873	64
Total revenue	$47,991	$34,472	$13,519	39

Subscription and support revenue increased $11.6 million for the three months ended March 31, 2018, primarily due to an increase in the total number of customers, which has grown to over 3,000 as of March 31, 2018, net revenue retention in excess of 100% as of March 31, 2018 and continued growth in international revenue, which contributed 18% of total revenue for the three months ended March 31, 2018, versus 11% of total revenue for the three months ended March 31, 2017.

Professional services and other revenue increased $1.9 million for the three months ended March 31, 2018, primarily due to the increase in new customers discussed above.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$10,391	$7,105	$3,286	46%
Professional services and other	3,594	2,575	1,019	40
Total cost of revenue	$13,985	$9,680	$4,305	44
Gross margin percentage:
Subscription and support revenue	76%	77%
Professional services and other	25	12
Total gross margin	71	72

Total cost of revenue increased $4.3 million for the three months ended March 31, 2018 primarily due to an increase in employee-related costs, web hosting and third-party software license costs and amortization of developed technology. Total gross margin decreased slightly.

Subscription and support cost of revenue increased $3.3 million for the three months ended March 31, 2018 primarily due to an increase in web hosting and third-party software license costs, employee-related costs, amortization of developed technology and overhead allocations. Web hosting and third-party software license costs increased $1.1 million due to the increase in total customers. Employee-related costs increased $1.1 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $0.9 million due to the continued development of our software platform and amortization of developed technology acquisition related identified intangible assets. Allocated overhead expenses and other insignificant items increased $0.2 million primarily due to higher rent and maintenance on our facilities.

Professional services and other costs of revenue increased $1.0 million for the three months ended March 31, 2018 primarily due to an increase in employee-related costs and allocated overhead expenses. Employee-related costs increased $1.0 million as we continue to grow our professional services organization to support our customer growth and improve service level offerings. Allocated overhead expenses and other insignificant items increased $0.2 million primarily due to higher rent and maintenance on our facilities. Outside services expenses decreased $0.2 million as fewer third-party consultants were utilized to deliver implementation and solutions consulting services.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$23,188	$18,227	$4,961	27%

Sales and marketing expenses increased $5.0 million for the three months ended March 31, 2018 primarily due to an increase in employee-related and sales commission costs, expansion of our marketing programs, travel, information technology and allocated overhead expenses. Employee-related and sales commission costs increased $3.8 million as a result of hiring of additional employees domestically and internationally and growth in our customer base. Marketing program costs increased $0.3 million due to continued expansion into international and corporate markets. Travel and outside related contractor costs decreased $0.1 million as there has been an increased focus on reducing travel-related costs. Information technology expenses increased $0.2 million as we continue to automate our internal systems. Allocated overhead expenses increased $0.4 million primarily due to higher rent and maintenance on our facilities. Other items, primarily related to depreciation expense, increased $0.4 million due to increase in capital equipment and amortization of acquisition related identified intangible assets.

Research and Development

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$14,660	$11,182	$3,478	31%

Research and development expenses increased $3.5 million for the three months ended March 31, 2018 due to an increase in employee-related costs, information technology and allocated overhead expenses. Employee-related costs increased $3.0 million and information technology expenses increased $0.2 million, primarily related to our continued growth in our engineering organization to develop new applications and continue to develop additional features for Canvas and Bridge. Allocated overhead expenses increased $0.2 million primarily due to higher rent and maintenance on our facilities. Other insignificant items, primarily related to outside contractors and depreciation expense, increased by $0.1 million due to an increase in the use of third-party engineering contractors.

General and Administrative

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$8,291	$6,986	$1,305	19%

General and administrative expenses increased $1.3 million for the three months ended March 31, 2018 primarily due to an increase in employee-related costs, information technology, third-party services and the change in fair value of the contingent earn-out liability. Employee-related costs increased $1.0 million as a result of increased stock-based compensation expense, employee benefits (medical insurance costs increased due to change to self-funded), and increased headcount domestically and internationally to support continued growth. Our information technology expenses increased $0.3 million as we continued to automate our internal systems. Third-party services increased $0.3 million primarily due to accounting costs related to our adoption of the new revenue accounting standard ASC 606 and SOX 404 compliance. Offsetting these increases was a decrease in other general and administrative expenses of $0.3 million primarily related to the decrease in the estimated fair value of the contingent earn-out liability.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense), net	$404	$85	$319	375%

Other income (expense), net includes interest income and expense, the change in fair value of warrant liability, and the impact of foreign currency transaction gains and losses. Other income (expense), net increased by $0.3 million for the three months ended March 31, 2018, primarily as a result of fluctuations in foreign exchange rates during the period and the change in the fair value of the warrant.

Liquidity and Capital Resources

As of March 31, 2018, we had $136.7 million of cash and cash equivalents. We believe our cash and cash equivalents and cash flows from operations will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2017, we entered into an amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank (“SVB”). The agreement provides for up to $15.0 million in revolving borrowings (subject to increase to $35.0 million in the lender’s sole discretion). Availability is subject to a formula based on our monthly recurring revenue. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2018, at which time the principal amount of all outstanding advances becomes due and payable. We are obligated to pay a fee equal to 0.25% per year, payable quarterly in respect of any unused borrowing capacity under the credit facility. As of March 31, 2018, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions and dividends to stockholders. The agreement also includes a financial covenant requiring the achievement of minimum bookings on a trailing three-month basis, tested quarterly. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of March 31, 2018, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$(12,347)	$(27,749)
Net cash provided by (used in) investing activities	879	10,480
Net cash provided by financing activities	112,508	996

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

Net cash used in operating activities during the three months ended March 31, 2018 was $12.3 million, which primarily reflected our net loss of $11.9 million, offset by non-cash expenses that included $4.7 million of stock-based compensation and $2.8 million of depreciation and amortization. Working capital uses of cash included a net decrease of $13.8 million in deferred revenue and accounts receivable primarily due to the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year and a decrease of $0.4 in other long term liabilities primarily related to the decrease in the fair value of the contingent earn-out liability, offset by a $2.6 million decrease in prepaids and other assets, a $2.1 million increase in accounts payable and accrued liabilities, a $1.4 million increase in deferred rent, and $0.2 million decrease in deferred commissions.

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

Net cash provided by investing activities during the three months ended March 31, 2018 was $0.9 million, consisting primarily of $5.7 million of cash maturities from our marketable securities.  This was offset by $4.8 million of purchased property and equipment.

Financing Activities

Our financing activities have consisted primarily of proceeds from the issuance of common stock from employee equity plans.

Net cash provided by financing activities for the three months ended March 31, 2018 was $112.5 million and consisted of $109.8 million in net proceeds received from a common stock offering, after deducting underwriting discounts and commissions and offering expenses, and $2.8 million in proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options and the purchase of common stock under our employee stock purchase plan; offset by $0.1 million in shares repurchased for tax withholdings on vesting of restricted stock and other insignificant items.

Contractual Obligations and Commitments

As of March 31, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 15, 2018.

As of March 31, 2018, we have no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Through March 31, 2018, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

Except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting ASU No. 2014-09 (see footnote 1 in the Notes to Consolidated Financial Statements), there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission ("SEC") on February 15, 2018, that have had a material impact on our consolidated financial statements and related notes.

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Other Financial Data:
Non-GAAP operating loss (1)	(7,085)	(8,230)
Free cash flow (2)	(17,168)	(31,169)

(1)

We define non-GAAP operating loss as operating loss before stock-based compensation, accrual and reversal of payroll tax expense on secondary stock purchase transactions, amortization of acquisition-related intangibles and the change in fair value of the contingent earn-out liability.

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

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Loss from operations	$(12,133)	$(11,603)
Stock-based compensation	4,744	3,373
Amortization of acquisition related intangibles	692	—
Change in fair value of contingent earn-out liability	(388)	—
Non-GAAP operating loss	$(7,085)	$(8,230)

The following table provides a reconciliation of net cash used in operating activities to free cash flow, a non-GAAP measure:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$(12,347)	$(27,749)
Purchases of property and equipment and intangible assets	(4,847)	(3,435)
Proceeds from disposals of property and equipment	26	15
Free cash flow	$(17,168)	$(31,169)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2017 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 15, 2018.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC.

Risks Related to Our Business and Industry

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.*

We have incurred net losses of $11.9 million and $11.6 million in the three months ended March 31, 2018 and 2017, respectively. We had an accumulated deficit of $235.8 million at March 31, 2018. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

We launched Canvas in February 2011 and launched Bridge in February 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Our revenue grew 43%, 52%, and 67% in 2017, 2016, and 2015, respectively, compared to the prior year; however, our historical revenue growth is not necessarily indicative of our future performance. We expect our revenue growth rates to slow in future periods due to a number of reasons, which may include the maturation of our business, slowing demand for our platform and applications, increasing competition, a decrease in the growth of our overall markets, or if we fail, for any reason, to continue to capitalize on growth opportunities, our relative lack of experience with renewals or a decline in available opportunities as a result of our increased market penetration in one or more of our markets.

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

Our business outside the United States exposes us to risks associated with international operations.*

For the three months ended March 31, 2018, 18% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. Our growth strategy involves the further expansion of our operations and customer base internationally. Our current international operations and future initiatives will involve a variety of risks, including:

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

If we fail to manage our growth effectively or our business does not grow as we expect, our operating results may suffer.*

Our employee base and operations have grown substantially in a relatively short period of time. Our full-time employee base grew from 1,006 employees as of March 31, 2017 to 1,177 employees as of March 31, 2018. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

In the EU, where companies must meet specified privacy and security standards, Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the protection of individuals with regard to the processing of personal data and on the free movement of such data, commonly referenced as the Data Protection Directive, and EU member state implementations of the Data Protection Directive, require comprehensive information privacy and security protections for consumers with respect to PII collected about them.  The EU has formally adopted the General Data Protection Regulation, or GDPR, which will be enforced in all Member States beginning on May 25, 2018 and will replace the Data Protection Directive on that date.  The GDPR introduces new data protection requirements in the EU and significant penalties of up to the greater of 4% of worldwide turnover and €20 million for breaches of data protection rules. We anticipate that compliance with the GDPR will prove to be more burdensome than compliance with Data Protection Directive. We are actively working to ensure compliance with the GDPR.  We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, or EEA, which may involve substantial expense and distraction from other aspects of our business.  In addition, data protection authorities in each member state of the EU will still have the ability to interpret certain aspects of the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Implementation of the GDPR could require us to change certain business practices and result in increased costs.

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

Third-party claims that we are infringing the intellectual property rights of others, whether successful or not, could subject us to costly and time-consuming litigation or require us to purchase expensive licenses, and our business could be harmed.

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

Our business and operations may consume resources faster than we anticipate. While we believe our cash and cash equivalents, and cash flows from operations will be sufficient to support our planned operations for at least the next 12 months, in the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business and operating results. If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets. In addition, our credit facility imposes, and future debt instruments may impose, restrictions on our ability to dispose property, make changes in our business, engage in mergers or acquisitions, incur additional indebtedness, and make investments and distributions. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, stockholders bear the risk that future securities offerings reduce the market price of our common stock and dilute their interest.

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

Our ability to use net operating losses to offset future taxable income may be subject to limitations.*

As of March 31, 2018, we had approximately $223.7 million and $254.7 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2018 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Risks Related to Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, during 2018, our common stock’s daily closing price on the New York Stock Exchange has ranged from $32.75 to $46.05 through April 30, 2018. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of March 31, 2018, we had options outstanding that, if fully exercised, would result in the issuance of 1,683,129 shares of common stock and RSUs outstanding that, upon vesting, would result in the issuance of 1,883,931 shares of common stock. In addition, as of March 31, 2018, there were 2,777,618 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 661,233 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*

Based upon shares outstanding as of March 31, 2018, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 26.3% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Instructure, Inc.

Date: May 2, 2018	By:	/s/ Steven B. Kaminsky
Steven B. Kaminsky
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)