Form 10-Q
period 2018-06-30
INSTRUCTURE INC
filed 2018-08-01
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 26, 2018, there were 34,829,305 shares of the registrant’s common stock outstanding.

Instructure, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2018

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30,	December 31,
	2018	2017
		*As Adjusted
Assets
Current assets:
Cash and cash equivalents	$67,951	$35,693
Short-term marketable securities	48,588	5,697
Accounts receivable—net of allowance of $387 and $318 at June 30, 2018 and December 31, 2017, respectively	93,841	34,312
Prepaid expenses	10,079	11,492
Deferred commissions	8,070	7,086
Other current assets	2,010	2,419
Total current assets	230,539	96,699
Property and equipment, net	27,547	23,926
Goodwill	12,354	12,354
Intangible assets, net	7,609	9,048
Noncurrent prepaid expenses	3,347	2,939
Deferred commissions, net of current portion	11,108	11,160
Other assets	537	497
Total assets	$293,041	$156,623
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,961	$2,892
Accrued liabilities	11,437	13,702
Deferred rent	1,330	936
Deferred revenue	129,860	99,773
Total current liabilities	149,588	117,303
Deferred revenue, net of current portion	2,666	1,889
Deferred rent, net of current portion	10,643	9,201
Other long-term liabilities	20	1,286
Total liabilities	162,917	129,679
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	378,485	250,899
Accumulated other comprehensive loss	(2)	(1)
Accumulated deficit	(248,362)	(223,957)
Total stockholders’ equity	130,124	26,944
Total liabilities and stockholders’ equity	$293,041	$156,623
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenue:
Subscription and support	$45,104	$33,713	$88,304	$65,267
Professional services and other	4,959	4,832	9,750	7,750
Total revenue	50,063	38,545	98,054	73,017
Cost of revenue:
Subscription and support	10,784	7,967	21,175	15,072
Professional services and other	3,814	3,088	7,408	5,663
Total cost of revenue	14,598	11,055	28,583	20,735
Gross profit	35,465	27,490	69,471	52,282
Operating expenses:
Sales and marketing	24,841	18,972	48,029	37,199
Research and development	14,849	11,057	29,509	22,239
General and administrative	8,200	7,621	16,491	14,607
Total operating expenses	47,890	37,650	94,029	74,045
Loss from operations	(12,425)	(10,160)	(24,558)	(21,763)
Other income (expense):
Interest income	529	39	767	115
Interest expense	(20)	(4)	(29)	(18)
Other income (expense), net	(529)	25	(353)	48
Total other income (expense), net	(20)	60	385	145
Loss before income taxes	(12,445)	(10,100)	(24,173)	(21,618)
Income tax expense	(93)	(168)	(232)	(251)
Net loss	$(12,538)	$(10,268)	$(24,405)	$(21,869)
Net loss per common share, basic and diluted	$(0.36)	$(0.35)	$(0.73)	$(0.76)
Weighted average common shares used in computing basic and diluted net loss per common share	34,491	29,090	33,444	28,909
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Net loss	$(12,538)	$(10,268)	$(24,405)	$(21,869)
Other comprehensive gain (loss):
Net change in unrealized gains (losses) on marketable securities	(2)	2	(1)	—
Comprehensive loss	$(12,540)	$(10,266)	$(24,406)	$(21,869)
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
		*As Adjusted
Operating activities:
Net loss	$(24,405)	$(21,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,118	2,693
Amortization of intangible assets	1,439	259
Amortization of deferred financing costs	10	16
Change in fair value of mark-to-market liabilities	(1,266)	83
Stock-based compensation	10,419	7,440
Other	(899)	(66)
Changes in assets and liabilities:
Accounts receivable, net	(60,004)	(54,489)
Prepaid expenses and other assets	1,382	(2,035)
Deferred commissions	(932)	(3,101)
Accounts payable and accrued liabilities	3,010	2,198
Deferred revenue	30,864	29,639
Deferred rent	1,836	(414)
Net cash used in operating activities	(34,428)	(39,646)
Investing activities:
Purchases of property and equipment	(7,390)	(6,955)
Purchases of intangible assets	—	(301)
Proceeds from sale of property and equipment	52	38
Purchases of marketable securities	(48,441)	—
Maturities of marketable securities	5,700	23,900
Net cash (used in) provided by investing activities	(50,079)	16,682
Financing activities:
Proceeds from common stock offerings, net of offering costs	109,789	—
Proceeds from issuance of common stock from employee equity plans	7,249	4,316
Shares repurchased for tax withholdings on vesting of restricted stock	(255)	(123)
Payments for financing costs	(18)	(24)
Net cash provided by financing activities	116,765	4,169
Net increase (decrease) in cash and cash equivalents	32,258	(18,795)
Cash and cash equivalents, beginning of period	35,693	44,539
Cash and cash equivalents, end of period	$67,951	$25,744
Supplemental cash flow disclosure:
Cash paid for taxes	$88	$175
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$18	$210
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization

Instructure provides innovative applications for learning, assessment and talent management. We enable organizations worldwide to develop, deliver, manage and track engaging academic and employee development programs. We offer our platform through a Software-as-a-Service, or SaaS, business model. We were incorporated in the State of Delaware in September 2008. We are headquartered in Salt Lake City, Utah, and have wholly-owned subsidiaries in the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil and Mexico.

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

Certain prior period amounts reported in our interim and annual consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.

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

Segment Information

We operate in a single operating segment, cloud-based learning management systems. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers, or CODMs, which are our chief executive officer and chief financial officer, in deciding how to allocate resources and assess performance. Our CODMs evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found on the consolidated financial statements.

Summary of Significant Accounting Policies

Except for the accounting policies for revenue recognition, trade and other receivables, and deferred commissions that were updated as a result of adopting ASU No. 2014-09, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K as of and for the year ended December 31, 2017, filed with the SEC on February 15, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.

Revenue Recognition

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning, assessment and talent management systems and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

We determined revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy a performance obligation

The following describes the nature of our primary types of revenue and the revenue recognition policies and significant payment terms as they pertain to the types of transactions we enter into with our customers.

Subscription and Support

Subscription and support revenue is derived from fees from customers to access our learning, assessment and talent management systems and support beyond the standard support that is included with all subscriptions. The terms of our subscriptions do not provide customers the right to take possession of the software. Subscription and support revenue is generally recognized on a ratable basis over the contract term. Payments from customers are primarily due annually in advance. Unearned subscription and support revenue is included in deferred revenue.

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

Trade and Other Receivables

Accounts receivable, net is comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, and other receivables, which represents unbilled receivables related to subscription and professional services contracts. Unbilled receivable balances as of June 30, 2018 and December 31, 2017 were $6,258,000 and $4,177,000, respectively.

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

Recent Accounting Pronouncements

Adopted accounting pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”.  This standard requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. The new standard must be adopted using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings in the period of adoption.  This standard is effective for annual reporting periods beginning after December 15, 2017. We adopted the new standard as of January 1, 2018 and it did not have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue as promised goods or services are transferred to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, we refer to Topic 606 and Subtopic 340-40 as the “new standard”.

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

Impacts on Financial Statements

The following tables summarize the impacts of Topic 606 adoption on our consolidated financial statements on the previously reported periods. Select consolidated balance sheet line items, which reflect the adoption of Topic 606, are as follows (in thousands):

	December 31, 2017
	As previously reported	Adjustments	As adjusted
Assets
Accounts receivable—net of allowance	$30,797	$3,515	$34,312
Deferred commissions	—	7,086	7,086
Deferred commissions, net of current portion	—	11,160	11,160
Other assets	1,045	(548)	497
Liabilities
Deferred revenue	99,086	687	99,773
Deferred revenue, net of current portion	3,950	(2,061)	1,889

Select unaudited consolidated statement of operations line items, which reflect the adoption of Topic 606, are as follows (in thousands):

	Three months ended June 30, 2017
	As previously reported	Adjustments	As adjusted
Revenue:
Subscription and support	$32,650	$1,063	$33,713
Professional services and other	5,394	(562)	4,832
Total revenue	38,044	501	38,545
Cost of revenue:
Professional services and other	3,026	62	3,088
Gross profit	27,051	439	27,490
Operating expenses:
Sales and marketing	21,314	(2,342)	18,972
Loss before income taxes	(12,891)	2,791	(10,100)
Income tax expense	(105)	(63)	(168)
Net loss	(12,996)	2,728	(10,268)
Net loss per common share, basic and diluted	(0.45)	0.10	(0.35)

	Six months ended June 30, 2017
	As previously reported	Adjustments	As adjusted
Revenue:
Subscription and support	$63,163	$2,104	$65,267
Professional services and other	8,860	(1,110)	7,750
Total revenue	72,023	994	73,017
Cost of revenue:
Professional services and other	5,537	126	5,663
Gross profit	51,414	868	52,282
Operating expenses:
Sales and marketing	40,300	(3,101)	37,199
Loss before income taxes	(25,591)	3,973	(21,618)
Income tax expense	(136)	(115)	(251)
Net loss	(25,727)	3,858	(21,869)
Net loss per common share, basic and diluted	(0.89)	0.13	(0.76)

Select unaudited consolidated statement of cash flows line items, which reflect the adoption of Topic 606, are as follows (in thousands):

	Six months ended June 30, 2017
	As previously reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(25,727)	$3,858	$(21,869)
Accounts receivable, net	(55,105)	616	(54,489)
Prepaid expenses and other assets	(2,280)	245	(2,035)
Deferred commissions	—	(3,101)	(3,101)
Deferred revenue	31,257	(1,618)	29,639
Net cash used in operating activities	(39,646)	—	(39,646)

Issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. Long-term leases will continue to be classified as either operating or finance leases in the financial statements. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(12,538)	$(10,268)	$(24,405)	$(21,869)
Denominator:
Total weighted average common shares outstanding—basic	34,491	29,090	33,444	28,909
Dilutive effect of share equivalents resulting from stock options, restricted stock units, common stock warrants and common stock subject to repurchase	—	—	—	—
Weighted average common shares outstanding-diluted	34,491	29,090	33,444	28,909
Net loss per common share, basic and diluted	$(0.36)	$(0.35)	$(0.73)	$(0.76)

For all periods presented, we incurred net losses and, therefore, the effect of our outstanding stock options, restricted stock units and common stock warrants was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	As of June 30,
	2018	2017
Options to purchase common stock	1,542	2,784
Common stock warrants	—	17
Restricted stock units	1,853	1,629
Total	3,395	4,430

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Computer and office equipment	$5,918	$5,726
Purchased software	1,071	1,071
Capitalized software development costs	18,948	14,755
Furniture and fixtures	4,304	3,924
Leasehold improvements and other	15,247	13,379
Total property and equipment	45,488	38,855
Less accumulated depreciation and amortization	(17,941)	(14,929)
Total	$27,547	$23,926

Accumulated amortization for capitalized software development costs was $6,558,000 and $4,570,000 at June 30, 2018 and December 31, 2017, respectively. Amortization expense for capitalized software development costs was $1,048,000 and $521,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,988,000 and $1,006,000 for the six months ended June 30, 2018 and 2017, respectively. Amortization expense for capitalized software development costs is recorded within cost of revenue on the consolidated statements of operations.

4. Goodwill and Intangible Assets

Goodwill was $12,354,000 as of June 30, 2018 and December 31, 2017.

Intangible assets consisted of the following (in thousands):

	Average Remaining	June 30,	December 31,
	Useful Life	2018	2017
Domain names	4 Months	$1,268	$1,268
Trademarks	0 Months	120	120
Software	13 Months	620	620
Capitalized learning content	40 Months	400	400
Trade names	29 Months	320	320
Developed technology	41 Months	5,320	5,320
Customer relationships	29 Months	2,910	2,910
Accumulated amortization		(3,349)	(1,910)
Total		$7,609	$9,048

Amortization expense for intangible assets was $676,000 and $117,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,439,000 and $259,000 for the six months ended June 30, 2018 and 2017, respectively.

Based on the recorded intangible assets at June 30, 2018, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2018	$1,347
2019	2,626
2020	2,386
2021	1,250
2022	—
Total	$7,609

5. Revenue

Disaggregation of Revenue

Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
United States	$40,489	$33,172	$79,796	$63,726
Foreign	9,574	5,373	18,258	9,291
Total revenue	$50,063	$38,545	$98,054	$73,017
Percentage of revenue generated outside of the United States	19%	14%	19%	13%
*	See Note 1 for a summary of adjustments

Deferred Revenue and Performance Obligations

During the three months ended June 30, 2018, 80% to 90% of revenue recognized was included in our deferred revenue balance at the beginning of the period. During the six months ended June 30, 2018, 75% to 85% of revenue recognized was included in our deferred revenue balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2018, approximately $448 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 69% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

6. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $19,179,000 and $18,246,000 as of June 30, 2018 and December 31, 2017, respectively. For the three months ended June 30, 2018 and 2017, amortization expense for deferred commissions was $2,466,000 and $1,701,000, respectively, and there were no impairments of deferred commissions. For the six months ended June 30, 2018 and 2017, amortization expense for deferred commissions was $4,544,000 and $3,235,000, respectively, and there were no impairments of deferred commissions.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$28,665	$—	$(3)	$28,662
Government treasury bills	19,925	1	—	19,926
	$48,590	$1	$(3)	$48,588

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,698	$—	$(1)	$5,697
	$5,698	$—	$(1)	$5,697

There were no gross realized gains or losses from the sale or maturity of marketable securities during the six months ended June 30, 2018 and 2017.

During the six months ended June 30, 2018, we recognized gross interest income on securities of $267,000.  Interest income was inclusive of accretion income of $181,000 and offset by amortization expense on securities of $16,000 during the six months ended June 30, 2018, and reported net within interest income on the consolidated statements of operations.

During the six months ended June 30, 2017, we recognized gross interest income on securities of $89,000. Interest income was offset by amortization expense on securities of $8,000 during the six months ended June 30, 2017, and reported net within interest income on the consolidated statements of operations.

The estimated fair value of investments by contractual maturity is as follows (in thousands):

	June 30,	December 31,
	2018	2017
Due within one year	$48,588	$5,697
Total	$48,588	$5,697

8. Stockholders’ Equity (Deficit) and Stock-Based Compensation

Common Stock

As of June 30, 2018 and December 31, 2017, there were 200,000,000 shares of common stock authorized. As of June 30, 2018 and December 31, 2017, there were 34,765,435 and 30,860,241 shares issued and outstanding, respectively. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through June 30, 2018.

On February 15, 2018, we entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC (collectively, the “Underwriters”), relating to the issuance and sale (the “Offering”) of 2,500,000 shares of our common stock, par value $0.0001 per share. The price to the public in the Offering was $39.50 per share, and the Underwriters have purchased the shares from us pursuant to the Underwriting Agreement at a price of $38.315 per share. In addition to the sale of 2,500,000 shares, the Underwriters exercised a 30-day option to purchase an additional 375,000 shares of our common stock. All of the shares in the offering were sold by us and the net proceeds to us from this Offering were $109.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Employee Equity Plans

Our 2015 Equity Incentive Plan (the “2015 Plan”) serves as the successor to our 2010 Equity Incentive Plan (the “2010 Plan”). Accordingly, no shares are available for issuance under the 2010 Plan; however, any outstanding options granted under the 2010 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of June 30, 2018, options to purchase 1,085,738 shares of common stock remained outstanding under the 2010 Plan. Pursuant to the terms of the 2015 Plan, the share reserve automatically increased by 1,388,709 shares in January 2018. As of June 30, 2018, we had 2,599,249 shares of common stock available for future grants under the 2015 Plan.

Additionally, as part of our acquisition of Practice XYZ, Inc. (“Practice”) we assumed Practice’s 2014 Equity Incentive Plan (the “2014 Plan”). No shares are available for issuance under the 2014 Plan; however, any outstanding options granted under the 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of June 30, 2018, options to purchase 1,093 shares of common stock remained outstanding under the 2014 Plan.

We also have a 2015 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  Our board of directors approves the ESPP offerings. The offerings need not be identical, but each offering may not exceed 27 months and may specify one or more shorter purchase periods within the offering.  Pursuant to the terms of the ESPP, the share reserve increased by 308,602 shares in January 2018. As of June 30, 2018, 556,089 shares of common stock were available for issuance under the ESPP.

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options	$725	$966	$1,426	$2,184
Restricted stock units	4,431	2,632	7,931	4,297
Employee stock purchase plan	519	469	1,062	959
Total stock-based compensation	$5,675	$4,067	$10,419	$7,440

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Subscription and support cost of revenue	$307	$191	$536	$317
Professional services and other cost of revenue	246	156	439	261
Sales and marketing	1,671	1,195	3,019	2,150
Research and development	2,033	1,506	3,927	2,738
General and administrative	1,418	1,019	2,498	1,974
Total stock-based compensation	$5,675	$4,067	$10,419	$7,440

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2018 (in thousands, except per share data and years):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at December 31, 2017	2,010	$9.09	6.5	$48,266
Granted	243	34.72
Exercised	(620)	6.81
Forfeited or cancelled	(91)	21.06
Outstanding at June 30, 2018	1,542	13.31	6.8	45,117
Vested and expected to vest—June 30, 2018	1,542	13.31	6.8	45,117
Exercisable at June 30, 2018	1,053	8.55	6.1	35,790

As of June 30, 2018, we had $5,812,000 of unrecognized stock-based compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.9 years.

As of June 30, 2018, we had $1,138,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the term of the offering period ending November 30, 2018.

Restricted Stock Units

The following table summarizes the activity of restricted stock units (“RSUs”) for the six months ended June 30, 2018 (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at December 31, 2017	1,515	$22.88
Granted	837	41.70
Vested	(313)	22.95
Cancelled	(186)	25.96
Unvested and outstanding at June 30, 2018	1,853	31.06

As of June 30, 2018, we had $53,895,000 of unrecognized stock-based compensation costs related to outstanding RSUs that are expected to be recognized over a weighted average period of 3.1 years.

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

In connection with the Tax Act enacted in December 2017, we recorded a provisional amount for the remeasurement of deferred tax balances for the year ended December 31, 2017 with an offset to valuation allowance with no impact to the consolidated financial statements.  In accordance with relevant SEC guidance of Staff Accounting Bulletin No. 118 (“SAB 118”), the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for the items that were previously reported as provisional, or where a provisional estimate could not be made.  The income tax provision for the three-months ended June 30, 2018 did not reflect any adjustments to the provisional amounts as of December 31, 2017.  We will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expect to complete our analysis within the measurement period in accordance with the SEC guidance.

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2018 and the year ended December 31, 2017. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, were as follows (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$31,533	$—	$—	$31,533
Corporate debt securities	—	28,726	—	28,726
Government treasury bills	19,926	—	—	19,926
Total assets	$51,459	$28,726	$—	$80,185
Liabilities:
Contingent liability	—	—	20	20
Total liabilities	$—	$—	$20	$20

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, were as follows (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,046	$—	$—	$14,046
Corporate debt securities	—	5,697	—	5,697
Total assets	$14,046	$5,697	$—	$19,743
Liabilities:
Common stock warrant liability	—	—	122	122
Contingent liability	—	—	1,164	1,164
Total liabilities	$—	$—	$1,286	$1,286

The carrying amount of our cash, receivables and payables approximates fair value because of the short-term nature of these items.

The following table sets forth a summary of the change in fair value adjustments for liabilities that are required to be marked-to-market. The common stock warrants were cancelled during the period ended March 31, 2018, and the gain related to the extinguishment of the common stock warrant liability was recognized in other income (expense) on the consolidated statements of operations. The change in fair value of the contingent liability was recognized in general and administrative expense on the consolidated statements of operations. The following balance is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Change in
Fair Value
Adjustments
Balance at January 1, 2018	$1,286
Extinguishment of common stock warrants	(122)
Change in fair value of contingent liability	(1,144)
Balance at June 30, 2018	$20

We have classified our liability for contingent consideration relating to our acquisition of Practice XYZ, Inc., which we closed in November 2017, within Level 3 of the fair value hierarchy because the fair value is determined using the Monte Carlo simulation model and significant unobservable inputs including, forecasted net bookings attainment.

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

Rent expense under operating leases was $1,866,000 and $1,332,000 for the three months ended June 30, 2018 and 2017, respectively, and $3,745,000 and $2,533,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Overview

Instructure provides innovative applications for learning, assessment and talent management. We enable organizations worldwide to develop, deliver, manage and track engaging academic and employee development programs. Our platform combines powerful, elegant and easy-to-use functionality with the reliability, security, scalability and support required by our customers.

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

As of June 30, 2018, we have grown to serve more than 4,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 70 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2017, and the six months ended June 30, 2018, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at each of June 30, 2018 and 2017. Our revenue was $50.1 million and $38.5 million for the three months ended June 30, 2018 and 2017, respectively, representing year-over-year growth of 30%, and $98.1 million and $73.0 million for the six months ended June 30, 2018 and 2017, respectively, representing year-over-year growth of 34%. Our net losses were $12.5 million and $10.2 million for the three months ended June 30, 2018 and 2017, respectively, and $24.4 and $21.8 for the six months ended June 30, 2018 and 2017, respectively.

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

Key Factors Affecting Our Performance

Investment in Sales and Marketing Organization

We continue to invest in our sales and marketing organization to drive additional revenue and support the growth of our customer base. Any investments we make in our sales and marketing organization will occur in advance of experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas. We plan to continue to expand sales and marketing to grow our customer base and increase sales to existing customers. This expansion is expected to include adding sales personnel and expanding our marketing activities to continue to generate additional sales opportunities and build brand awareness.

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. During the three months ended June 30, 2018 and 2017, 19% and 14% of our revenue was derived from outside the United States, respectively. During the six months ended June 30, 2018 and 2017, 19% and 13% of our revenue was derived from outside the United States, respectively. Our international operations are relatively new and we have limited experience operating in international markets, which increases the risk that our international expansion efforts may not be successful.

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

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of June 30, 2018 and 2017.

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

Financial Operations Overview

Revenue

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning, assessment and talent management systems and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Subscription and support revenue is derived from fees from customers to access our learning, assessment and talent management systems and support beyond the standard support that is included with all subscriptions. The terms of our subscriptions do not provide customers the right to take possession of the software. Subscription and support revenue is generally recognized on a ratable basis over the contract term. Payments from customers are primarily due annually in advance. Unearned subscription and support revenue is included in deferred revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(in thousands)
Revenue:
Subscription and support	$45,104	$33,713	$88,304	$65,267
Professional services and other	4,959	4,832	9,750	7,750
Total revenue	50,063	38,545	98,054	73,017
Cost of revenue:
Subscription and support(1)(2)(4)	10,784	7,967	21,175	15,072
Professional services and other(1)	3,814	3,088	7,408	5,663
Total cost of revenue	14,598	11,055	28,583	20,735
Gross profit	35,465	27,490	69,471	52,282
Operating expenses:
Sales and marketing(1)(2)(4)	24,841	18,972	48,029	37,199
Research and development(1)(4)	14,849	11,057	29,509	22,239
General and administrative(1)(3)(4)	8,200	7,621	16,491	14,607
Total operating expenses	47,890	37,650	94,029	74,045
Loss from operations	(12,425)	(10,160)	(24,558)	(21,763)
Other income (expense):
Interest income	529	39	767	115
Interest expense	(20)	(4)	(29)	(18)
Other income (expense), net	(529)	25	(353)	48
Total other income (expense), net	(20)	60	385	145
Loss before income taxes	(12,445)	(10,100)	(24,173)	(21,618)
Income tax expense	(93)	(168)	(232)	(251)
Net loss	$(12,538)	$(10,268)	$(24,405)	$(21,869)

(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue:
Subscription and support	$307	$191	$536	$317
Professional services and other	246	156	439	261
Sales and marketing	1,671	1,195	3,019	2,150
Research and development	2,033	1,506	3,927	2,738
General and administrative	1,418	1,019	2,498	1,974
Total stock-based compensation	$5,675	$4,067	$10,419	$7,440

(2)	Includes amortization of acquisition-related intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue:
Subscription and support	$333	$—	$674	$—
Sales and marketing	269	—	620	—
Total amortization of acquisition-related intangibles	$602	$—	$1,294	$—

(3)	Includes the change in fair value of the contingent liability as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
General and administrative	$(755)	$—	$(1,144)	$—

(4)	Includes reversal of tax expense on secondary stock purchase transactions due to the reduction of the estimated liability as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue:
Subscription and support	$(49)	$—	$(49)	$—
Sales and marketing	(430)	(256)	(430)	(256)
Research and development	(616)	(256)	(616)	(256)
General and administrative	(130)	(22)	(130)	(22)
Total payroll tax expense	$(1,225)	$(534)	$(1,225)	$(534)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(as a percentage of total revenue)
Revenue:
Subscription and support	90%	87%	90%	89%
Professional services and other	10	13	10	11
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	22	21	22	21
Professional services and other	8	8	8	8
Total cost of revenue	30	29	30	29
Gross profit	70	71	70	71
Operating expenses:
Sales and marketing	50	49	49	51
Research and development	30	29	30	30
General and administrative	16	20	17	20
Total operating expenses	96	98	96	101
Loss from operations	(26)	(27)	(26)	(30)
Other income (expense):
Interest income	1	0	1	0
Interest expense	(0)	(0)	(0)	(0)
Other income (expense), net	(1)	0	(0)	0
Total other income (expense), net	(0)	0	1	0
Loss before income taxes	(26)	(27)	(25)	(30)
Income tax expense	(0)	(0)	(0)	(0)
Net loss	(26)%	(27)%	(25)%	(30)%

Three and Six Months Ended June 30, 2018 Compared to the Three and Six Months Ended June 30, 2017

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Subscription and support	$45,104	$33,713	$11,391	34%	$88,304	$65,267	$23,037	35%
Professional services and other	4,959	4,832	127	3	9,750	7,750	2,000	26
Total revenue	$50,063	$38,545	$11,518	30	$98,054	$73,017	$25,037	34

Three month and six month change

Subscription and support revenue increased $11.4 million and $23.0 million for the three and six months ended June 30, 2018, respectively, primarily due to an increase in the total number of customers, which has grown to over 4,000 as of June 30, 2018, net revenue retention in excess of 100% as of June 30, 2018 and continued growth in international revenue, which contributed over 19% of total revenue for both the three and six months ended June 30, 2018.

Professional services and other revenue increased $0.1 million and $2.0 million for the three and six months ended June 30, 2018, respectively, primarily due to the increase in new customers discussed above.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$10,784	$7,967	$2,817	35%	$21,175	$15,072	$6,103	40%
Professional services and other	3,814	3,088	726	24	7,408	5,663	1,745	31
Total cost of revenue	$14,598	$11,055	$3,543	32	$28,583	$20,735	$7,848	38
Gross margin percentage:
Subscription and support revenue	76%	76%			76%	77%
Professional services and other	23	36			24	27
Total gross margin	71	71			71	72

Three month change

Total cost of revenue increased $3.5 million for the three months ended June 30, 2018 primarily due to an increase in employee-related costs, web hosting and third-party software license costs, amortization of developed technology and third-party contractor costs.

Subscription and support cost of revenue increased $2.8 million for the three months ended June 30, 2018 primarily due to an increase in web hosting and third-party software license costs, employee-related costs, amortization of developed technology and overhead allocations. Web hosting and third-party software license costs increased $0.8 million due to the increase in total customers. Employee-related costs increased $0.9 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings, as well as an increase in allocated self-funded medical insurance claim costs. Amortization of capitalized software development costs increased $0.9 million due to the continued development of our software platform and amortization of developed technology. Allocated overhead expenses and other insignificant items increased $0.2 million primarily due to higher rent and communication expense.

Professional services and other cost of revenue increased $0.7 million for the three months ended June 30, 2018 primarily due to an increase in employee-related costs of $0.7 million, as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings.

Six month change

Total cost of revenue increased $7.8 million for the six months ended June 30, 2018 primarily due to an increase in employee-related costs, web hosting costs and amortization of developed technology.

Subscription and support cost of revenue increased $6.1 million for the six months ended June 30, 2018 primarily due to an increase in web hosting and third-party software license costs, employee-related costs, amortization of developed technology and overhead allocations. Web hosting costs and third-party software license costs increased $1.9 million due to the increase in total customers. Employee-related costs increased $2.1 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings, as well as an increase in allocated self-funded medical insurance claim costs. Amortization of capitalized software development costs increased $1.7 million due to the continued development of our software platform and amortization of developed technology. Allocated overhead expenses and other insignificant items increased $0.4 million primarily due to higher rent and maintenance on our facilities.

Professional services and other cost of revenue increased $1.7 million for the six months ended June 30, 2018 primarily due to an increase in employee-related costs and allocated overhead expenses. Employee-related costs increased $1.6 million as we continue to grow our professional services organization to support our customer growth and improve service level offerings. Allocated overhead expenses and other insignificant items increased $0.3 million primarily due to higher rent and maintenance on our facilities. These increases were offset by outside services expenses which decreased $0.2 million as fewer third-party consultants were utilized to deliver implementation and solutions consulting services.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$24,841	$18,972	$5,869	31%	$48,029	$37,199	$10,830	29%

Three month change

Sales and marketing expenses increased $5.9 million for the three months ended June 30, 2018 primarily due to an increase in employee-related and sales commission costs, expansion of our marketing programs, information technology expenses and overhead allocations. Employee-related and sales commission costs increased $3.9 million as a result of hiring additional employees domestically and internationally, growth in our customer base as well as an increase in allocated self-funded medical insurance claim costs. Marketing program costs increased $1.0 million due to continued expansion into international and corporate markets. Information technology expenses increased $0.1 million as we continue to automate our internal systems. Allocated overhead expenses increased $0.5 million primarily due to higher rent and maintenance on our facilities. Amortization expense and other insignificant items increased $0.4 million due to increase in capital equipment and amortization of acquisition related identified intangible assets.

Six month change

Sales and marketing expenses increased $10.8 million for the six months ended June 30, 2018 primarily due to an increase in employee-related and sales commission costs, expansion of our marketing programs, information technology expenses and overhead allocations. Employee-related and sales commission costs increased $7.6 million as a result of hiring additional employees domestically and internationally, growth in our customer base and increase in allocated self-funded medical insurance claim costs. Marketing program costs increased $1.3 million due to continued expansion into international and corporate markets. Information technology expenses increased $0.2 million as we continue to automate our internal systems. Allocated overhead expenses increased $0.9 million primarily due to higher rent and maintenance on our facilities. Other items primarily related to amortization expense increased $0.8 million due to increase in capital equipment and amortization of acquisition related identified intangible assets.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$14,849	$11,057	$3,792	34%	$29,509	$22,239	$7,270	33%

Three month change

Research and development expenses increased $3.8 million for the three months ended June 30, 2018 due to an increase in employee-related costs, outside services, and allocated overhead expenses and were offset by decreases in information technology and travel-related costs. Employee-related costs increased $3.4 million as we continue to grow our engineering organization to develop new applications and continue to develop additional features for Canvas and Bridge. Third-party contractor costs increased $0.3 million due to increased use of third-party engineering contractors to assist with product development planning and international market research. Allocated overhead expenses increased $0.3 million primarily due to higher rent and maintenance on our facilities and allocated software licenses. Offsetting these increases was a decrease in travel and information technology costs of $0.2 million.

Six month change

Research and development expenses increased $7.3 million for the six months ended June 30, 2018 primarily due to an increase in employee-related costs, outside services and allocated overhead expenses. Employee-related costs increased $6.5 million as we continue to grow our engineering organization to develop new applications and continue to develop additional features for Canvas and Bridge. Third-party contractor costs increased $0.3 million due to increase use of third-party engineering contractors to assist with product development planning and international market research. Allocated overhead expenses increased $0.5 million primarily due to higher rent and maintenance on our facilities.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$8,200	$7,621	$579	8%	$16,491	$14,607	$1,884	13%

Three month change

General and administrative expenses increased $0.6 million for the three months ended June 30, 2018 primarily due to an increase in employee-related costs and information technology. Employee-related costs increased $1.2 million as a result of increased stock-based compensation expense, employee benefits primarily consisting of self-funded medical insurance claim costs, recruiting costs as a result of increased headcount domestically and internationally to support continued growth. Our information technology expenses increased $0.2 million as we continued to automate our internal systems. Offsetting these increases was a decrease in other general and administrative expenses of $0.6 million primarily related to the decrease in the estimated fair value of the contingent liability. Outside services and other insignificant items decreased $0.2 million primarily related to the decrease in third-party contractor services.

Six month change

General and administrative expenses increased $1.9 million for the six months ended June 30, 2018 primarily due to an increase in employee-related costs, information technology expenses, and third-party services. Employee-related costs increased $2.1 million as a result of increased stock compensation expense, employee benefits primarily consisting of self-funded medical insurance claim costs, recruiting costs as a result of increased headcount domestically and internationally to support continued growth. Our information technology expenses increased $0.5 million as we continued to automate our internal systems. Outside services increased $0.2 million primarily due to timing of accounting costs related to compliance. Offsetting these increases was a decrease in other general and administrative expenses of $0.9 million primarily related to the decrease in the estimated fair value of the contingent liability.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense), net	$(20)	$60	$(80)	(133)%	$385	$145	$240	166%

Three and six month change

Other income (expense), net includes interest income and expense, the change in fair value of warrant liability and the impact of foreign currency transaction gains and losses. Other income (expense), net decreased $0.1 million for the three months ended June 30, 2018 as a result of fluctuations in foreign exchange rates during the period. Other income (expense), net increased $0.2 million for the six months ended June 30, 2018 primarily as a result of fluctuations in foreign exchange rates during the period and the change in the fair value of the warrant liability.

Liquidity and Capital Resources

As of June 30, 2018, we had $68.0 million of cash and cash equivalents and $48.6 million in short-term marketable securities. We believe our cash, cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2018, we entered into an amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank (“SVB”), which was amended on March 30, 2018 and June 28, 2018. The agreement provides for up to $5.0 million in revolving borrowings (subject to increase to $35.0 million in the lender’s sole discretion). Availability is subject to a formula based on our monthly recurring revenue. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2019, at which time the principal amount of all outstanding advances becomes due and payable. As of June 30, 2018, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to make acquisitions, make distributions and dividends to stockholders, and maintain certain amounts of cash or debt with other financial institutions. The agreement also includes a financial covenant to maintain a certain adjusted quick ratio, reported quarterly. In the event the accordion feature of the line is utilized the covenants convert to a recurring revenue measurement. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of June 30, 2018, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(34,428)	$(39,646)
Net cash (used in) provided by investing activities	(50,079)	16,682
Net cash provided by financing activities	116,765	4,169

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

Net cash used in operating activities during the six months ended June 30, 2018 was $34.4 million, which primarily reflected our net loss of $24.4 million and the change in fair value of mark-to-market liabilities and other insignificant items of $2.2 million. These items were offset by non-cash expenses that included $10.4 million of stock-based compensation and $5.6 million of depreciation and amortization. Working capital uses of cash included a net decrease of $29.1 million in deferred revenue and accounts receivable primarily due to the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year, and a $0.9 million decrease in deferred commissions. Working capital uses of cash were offset by a $1.4 million increase in prepaids and other assets, a $3.0 million increase in accounts payable and accrued liabilities and a $1.8 million increase in deferred rent.

Investing Activities

Our investing activities have consisted primarily of purchases of marketable securities, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expand the functionality for our customers. As our business grows, we expect that we will continue to invest in the expansion of, and improvements to, our leased spaces, both domestically and internationally.

Net cash used in investing activities during the six months ended June 30, 2018 was $50.1 million, consisting primarily of purchases of marketable securities of $48.4 million, and purchases of property plant and equipment of $7.4 million. These were offset primarily by cash maturities from our marketable securities of $5.7 million.

Financing Activities

Our financing activities have consisted primarily of proceeds from the issuance of common stock from employee equity plans.

Net cash provided by financing activities for the six months ended June 30, 2018 was $116.8 million and consisted of $109.8 million in net proceeds received from a common stock offering, after deducting underwriting discounts and commissions and offering expenses, and $7.3 million in proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options and the purchase of common stock under our employee stock purchase plan, offset by $0.3 million in shares repurchased for tax withholdings on vesting of restricted stock and other insignificant items.

Contractual Obligations and Commitments

As of June 30, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 15, 2018 other than a new lease agreement that we entered into during the three months ended June 30, 2018 in Seattle, Washington. The lease commences October 1, 2018 for a term of ten years ending September 30, 2028, with one option to renew for an additional five-year period. The base annual rent payment is $0.7 million and is subject to an annual rent escalation of 2%.

As of June 30, 2018, we have no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Through June 30, 2018, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

Except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting ASU No. 2014-09 (see footnote 1 in the Notes to Consolidated Financial Statements), there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 15, 2018, that have had a material impact on our consolidated financial statements and related notes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Other Financial Data:
Non-GAAP operating loss (1)	(8,128)	(6,627)	(15,214)	(14,857)
Free cash flow (2)	(24,598)	(15,695)	(41,766)	(46,864)

(1)

We define non-GAAP operating loss as operating loss before stock-based compensation, accrual and reversal of payroll tax expense on secondary stock purchase transactions, amortization of acquisition-related intangibles and the change in fair value of the contingent liability.

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

We compensate for these limitations by providing investors and other users of our financial information, reconciliations of non-GAAP operating loss to the related GAAP financial measure, loss from operations and reconciliations of free cash flow to the related GAAP financial measure of net cash used in operating activities. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP operating loss and free cash flow in conjunction with the related GAAP financial measure.

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Loss from operations	$(12,425)	$(10,160)	$(24,558)	$(21,763)
Stock-based compensation	5,675	4,067	10,419	7,440
Reversal of payroll tax expense on secondary stock purchase transactions	(1,225)	(534)	(1,225)	(534)
Amortization of acquisition related intangibles	602	—	1,294	—
Change in fair value of contingent liability	(755)	—	(1,144)	—
Non-GAAP operating loss	$(8,128)	$(6,627)	$(15,214)	$(14,857)

The following table provides a reconciliation of net cash used in operating activities to free cash flow, a non-GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net cash used in operating activities	$(22,081)	$(11,897)	$(34,428)	$(39,646)
Purchases of property and equipment and intangible assets	(2,543)	(3,821)	(7,390)	(7,256)
Proceeds from disposals of property and equipment	26	23	52	38
Free cash flow	$(24,598)	$(15,695)	$(41,766)	$(46,864)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2018 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 15, 2018.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.*

We have incurred net losses of $24.4 million and $21.9 million in the six months ended June 30, 2018 and 2017, respectively. We had an accumulated deficit of $248.4 million at June 30, 2018. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

Our quarterly operating results have fluctuated in the past and we expect them to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Quarterly Report on Form 10-Q, factors that may affect our quarterly operating results include:

•	changes in spending on learning, assessment or talent management systems by our current or prospective customers;
•	pricing our applications effectively so that we are able to attract and retain customers without compromising our operating results;
•	attracting new customers and increasing our existing customers’ use of our applications;
•	customer renewal rates and the amounts for which agreements are renewed;
•	awareness of our brands;
•	changes in the competitive dynamics of our market, including consolidation among competitors or customers and the introduction of new applications or application enhancements;
•	changes to the commission plans, quotas and other compensation-related metrics for our sales representatives;

•	the amount and timing of payment for operating expenses, particularly research and development, sales and marketing expenses and employee benefit expenses;
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

We offer our platform and learning, assessment and talent management applications primarily through multi-year subscription agreements and generally recognize revenue ratably over the related subscription period. As a result, much of the revenue we report in each quarter is derived from agreements entered into during prior quarters or years. A decline in new or renewed subscriptions in any one quarter is not likely to be reflected immediately in our revenue results for that quarter. However, declines would negatively affect our revenue and deferred revenue balances in future periods, and the effect of significant downturns in sales and market acceptance of our platform and applications, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue and deferred revenue balance through additional sales in any period, as revenue from new customers is recognized over the applicable subscription term.

If the markets for our applications develop more slowly than we expect, our growth may slow or stall, and our operating results would be harmed.

The markets for learning, assessment and talent management systems is still evolving, and we depend on continued growth of these markets. In particular, we do not know whether the trend of adoption of cloud-based learning management systems we have experienced with our academic customers in the past will continue in the future. To date, we have derived a substantial majority of our revenue from Canvas. A critical factor for our continued growth is our ability to sell Canvas to new customers in K-12 and higher education. The adoption trend for our academic customers is subject to influence from federal, state and local policymakers. We launched Bridge in February 2015. Given our limited history with corporate customers, we do not know whether companies will adopt cloud-based learning and talent management systems, or what prices or contract terms to which they will agree. We will incur substantial operating costs, particularly in sales and marketing and research and development, in attempting to develop these markets. If the market for Canvas does not continue to grow, or grows more slowly than we expect, or if the market for Bridge does not develop as we anticipate, our operating results would be harmed.

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

We face significant competition from both established and new companies offering learning and talent management systems, which may harm our ability to gain new customers, retain existing customers and grow our business.

The learning and talent management systems market is evolving, highly competitive and significantly fragmented, particularly in the K-12 and corporate markets. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

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

Our business outside the United States exposes us to risks associated with international operations.*

For the six months ended June 30, 2018, 19% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. Our growth strategy involves the further expansion of our operations and customer base internationally. Our current international operations and future initiatives will involve a variety of risks, including:

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

If we fail to manage our growth effectively or our business does not grow as we expect, our operating results may suffer.*

Our employee base and operations have grown substantially in a relatively short period of time. Our full-time employee base grew from 1,099 employees as of June 30, 2017 to 1,268 employees as of June 30, 2018. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.*

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

We believe that maintaining and enhancing our brands and our reputation are critical to our relationships with our customers and to our ability to attract new customers. We also believe that our brands and reputation will be increasingly important as competition in our markets continue to develop. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:

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

We are subject to governmental laws, regulation and other legal obligations, particularly related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could harm our business.*

Personal privacy and information security are significant issues in the U.S. and the other jurisdictions where we offer our applications. The legislative and regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including laws and regulations enforced by various government agencies, such as the Federal Trade Commission, or FTC, and various state, local and foreign agencies. We collect personally identifiable information, or PII, and other data from our employees, customers and users. We use this information to provide services to our customers and users and to operate, support, expand and improve our business. We may also share customers’ or users’ PII with third parties as allowed by applicable law and agreements, as authorized by the customer, or as described in our privacy policies.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of PII. In the U.S., the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Furthermore, many states have enacted laws that apply directly to the operators of online services that are intended for K-12 school purposes or are proposing legislation to mandate privacy and data security obligations on the collection, use, and disclosure of PII generally. For example, the recently enacted California Consumer Privacy Act (CCPA), which is scheduled to take effect on January 1, 2020, imposes a number of privacy and security obligations on companies who process PII of California residents. These laws may impose limits on the collection, distribution, use and storage of student PII. Many foreign countries and governmental bodies, including the European Union, or EU, Canada, Australia and other jurisdictions, have laws and regulations concerning the collection and use of PII obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the U.S. Laws and regulations in these jurisdictions may apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses and other online identifiers. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.

In the EU, where companies must meet specified privacy and security standards, the General Data Protection Regulation, or GDPR, became enforceable on May 25, 2018.  The GDPR introduced new and enhanced data protection requirements throughout the European Economic Area, or EEA and significant penalties of up to the greater of 4% of worldwide turnover and €20 million for violations of data protection rules. We are actively working to ensure ongoing compliance with the GDPR.  We may find it necessary to establish systems to maintain EU-origin data in the EEA or to amend agreements with our customers which may involve substantial expense and distraction from other aspects of our business.  In addition, data protection authorities in each member state of the EU will still have the ability to interpret certain aspects of the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Ongoing implementation of the GDPR could require us to change certain business practices and result in increased costs. Further, the EU’s proposed ePrivacy Regulation is currently under discussion by EU member states to complement and bring electronic communications services in line with the GDPR and force a harmonized approach across EU member states. Although it remains under debate, drafts of the proposed ePrivacy Regulation would alter rules on third-party cookies, web beacons and similar technologies, and significantly increase penalties for non-compliance. We cannot yet determine the impact such future laws, regulations, and standards may have on our business.

We rely on adherence to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield Frameworks, as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimizing the transfer of PII by U.S. companies doing business in the EU from the EEA to the U.S. In light of the continued uncertainty around cross-border data transfer, we have engaged in efforts to legitimize data transfers from the EEA through means other than the Privacy Shield Frameworks, such as through the use of so-called ‘model contract clauses’ developed by the European Commission. We may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the uncertainty around the legality of cross-border data transfer methods on which we rely.  Ongoing legal challenges to the Privacy Shield Framework and ‘model contract clauses’ may render either or both of methods invalid or could result in further limitations on the ability to transfer data across borders. Additionally, certain countries have passed or are considering passing laws requiring local data residency.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the EU and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement or update privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use PII for certain purposes. In addition, a foreign government could require that any PII collected in a country not be disseminated outside of that country, and we are not currently equipped to comply with such a requirement. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an internet address contained in an email message. Such laws and regulations could require us to change features of our software or restrict our customers’ ability to collect and use email addresses, page viewing data and personal information, which may reduce demand for our software. If we fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property rights. Companies in the software industry must often defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Third parties, including our competitors, may own patents or other intellectual property rights that cover aspects of our technology or business methods and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our services or software and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims against their use. Claims of intellectual property infringement might require us to stop using technology found to be in violation of a third-party’s rights, redesign our application, which could require significant effort and expense, and cause delays of releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our software. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, we could be forced to limit or stop selling our software, we may not be able to meet our obligations to customers under our customer contracts, our revenue and operating results could be adversely impacted, and we may be unable to compete effectively. Additionally, our customers may not purchase our applications if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may harm our business.

In our subscription agreements with our customers, we generally agree to indemnify our customers against any losses or costs incurred in connection with claims by a third-party alleging that the customer’s use of our services or software infringes the intellectual property rights of the third-party. Our customers who are accused of intellectual property infringement may seek indemnification from us. If any claim is successful, or if we are required to indemnify or defend our customers from any of these or other claims, these matters could be disruptive to our business and management and result in additional legal expenses.

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

We may choose to expand by making acquisitions that could be material to our business. To date, we have only completed two acquisitions and our ability as an organization to successfully acquire and integrate technologies or businesses is unproven and limited. Acquisitions involve many risks, including the following:

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

Our business and operations may consume resources faster than we anticipate. While we believe our cash, cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to support our planned operations for at least the next 12 months, in the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business and operating results. If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets. In addition, our credit facility imposes, and future debt instruments may impose, restrictions on our ability to dispose property, make changes in our business, engage in mergers or acquisitions, incur additional indebtedness, and make investments and distributions. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, stockholders bear the risk that future securities offerings reduce the market price of our common stock and dilute their interest.

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

Our ability to use net operating losses to offset future taxable income may be subject to limitations.*

As of June 30, 2018, we had approximately $241.7 million and $276.7 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2018 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Risks Related to Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, during 2018, our common stock’s daily closing price on the New York Stock Exchange has ranged from $32.75 to $49.15] through July 26, 2018. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of June 30, 2018, we had options outstanding that, if fully exercised, would result in the issuance of 1,542,166 shares of common stock and RSUs outstanding that, upon vesting, would result in the issuance of 1,853,423 shares of common stock. In addition, as of June 30, 2018, there were 2,599,249 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 556,086 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year. Further, as part of our acquisition of Practice XYZ, Inc. (“Practice”) we assumed Practice’s 2014 Equity Incentive Plan (the “2014 Plan”). No shares are available for issuance under the 2014 Plan; however, any outstanding options granted under the 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of June 30, 2018, options to purchase 1,093 shares of common stock remained outstanding under the 2014 Plan. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*

Based upon shares outstanding as of June 30, 2018, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 25.4% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	001-37629	3.1	November 18, 2015

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-207349	3.4	October 9, 2015

4.1	Form of Common Stock Certificate.	S-1	333-207349	4.1	November 2, 2015

10.1	Offer Letter by and between Registrant and Dan Goldsmith, dated May 4, 2018					X

10.2	First Amendment to the Second Amended and Restated Loan and Security Agreement by and between Registrant and Silicon Valley Bank, dated March 30, 2018					X

10.3	Second Amendment to the Second Amended and Restated Loan and Security Agreement by and between Registrant and Silicon Valley Bank, dated June 28, 2018					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Instructure, Inc.

Date: August 1, 2018	By:	/s/ Steven B. Kaminsky
Steven B. Kaminsky
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)