Form 10-Q
period 2018-09-30
INSTRUCTURE INC
filed 2018-10-31
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2018, there were 35,058,168 shares of the registrant’s common stock outstanding.

Instructure, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2018

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30,	December 31,
	2018	2017
		*As Adjusted
Assets
Current assets:
Cash and cash equivalents	$111,031	$35,693
Short-term marketable securities	60,390	5,697
Accounts receivable—net of allowance of $730 and $318 at September 30, 2018 and December 31, 2017, respectively	47,510	34,312
Prepaid expenses	11,114	11,492
Deferred commissions	8,126	7,086
Other current assets	1,803	2,419
Total current assets	239,974	96,699
Property and equipment, net	27,024	23,926
Goodwill	12,354	12,354
Intangible assets, net	6,936	9,048
Noncurrent prepaid expenses	4,075	2,939
Deferred commissions, net of current portion	11,292	11,160
Other assets	526	497
Total assets	$302,181	$156,623
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,458	$2,892
Accrued liabilities	14,345	13,702
Deferred rent	1,303	936
Deferred revenue	136,179	99,773
Total current liabilities	163,285	117,303
Deferred revenue, net of current portion	2,494	1,889
Deferred rent, net of current portion	10,437	9,201
Other long-term liabilities	20	1,286
Total liabilities	176,236	129,679
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	385,789	250,899
Accumulated other comprehensive loss	(12)	(1)
Accumulated deficit	(259,835)	(223,957)
Total stockholders’ equity	125,945	26,944
Total liabilities and stockholders’ equity	$302,181	$156,623
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenue:
Subscription and support	$49,235	$38,290	$137,539	$103,557
Professional services and other	6,004	4,913	15,754	12,663
Total revenue	55,239	43,203	153,293	116,220
Cost of revenue:
Subscription and support	12,149	9,278	33,324	24,350
Professional services and other	3,989	3,245	11,397	8,908
Total cost of revenue	16,138	12,523	44,721	33,258
Gross profit	39,101	30,680	108,572	82,962
Operating expenses:
Sales and marketing	25,641	21,397	73,670	58,596
Research and development	15,601	12,577	45,110	34,816
General and administrative	9,815	8,334	26,306	22,941
Total operating expenses	51,057	42,308	145,086	116,353
Loss from operations	(11,956)	(11,628)	(36,514)	(33,391)
Other income (expense):
Interest income	761	84	1,528	199
Interest expense	(25)	—	(54)	(18)
Other income (expense), net	(177)	205	(531)	253
Total other income, net	559	289	943	434
Loss before income taxes	(11,397)	(11,339)	(35,571)	(32,957)
Income tax expense	(75)	(132)	(307)	(383)
Net loss	$(11,472)	$(11,471)	$(35,878)	$(33,340)
Net loss per common share, basic and diluted	$(0.33)	$(0.39)	$(1.06)	$(1.14)
Weighted average common shares used in computing basic and diluted net loss per common share	34,895	29,535	33,934	29,120
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Net loss	$(11,472)	$(11,471)	$(35,878)	$(33,340)
Other comprehensive gain (loss):
Net change in unrealized gains (losses) on marketable securities	(10)	(1)	(11)	11
Comprehensive loss	$(11,482)	$(11,472)	$(35,889)	$(33,329)
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
		*As Adjusted
Operating activities:
Net loss	$(35,878)	$(33,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6,438	4,322
Amortization of intangible assets	2,112	330
Amortization of deferred financing costs	15	24
Change in fair value of mark-to-market liabilities	(1,266)	98
Stock-based compensation	16,102	11,707
Other	(757)	(42)
Changes in assets and liabilities:
Accounts receivable, net	(14,011)	(17,270)
Prepaid expenses and other assets	(168)	(1,868)
Deferred commissions	(1,172)	(3,833)
Accounts payable and accrued liabilities	10,241	8,197
Deferred revenue	37,011	35,692
Deferred rent	1,603	(63)
Other liabilities	—	(32)
Net cash provided by operating activities	20,270	3,922
Investing activities:
Purchases of property and equipment	(8,888)	(10,830)
Purchases of intangible assets	—	(301)
Proceeds from sale of property and equipment	78	50
Purchases of marketable securities	(92,170)	(8,088)
Maturities of marketable securities	37,850	23,900
Net cash (used in) provided by investing activities	(63,130)	4,731
Financing activities:
Proceeds from common stock offerings, net of offering costs	109,789	—
Proceeds from issuance of common stock from employee equity plans	8,760	5,769
Shares repurchased for tax withholdings on vesting of restricted stock	(333)	(214)
Payments for financing costs	(18)	(31)
Net cash provided by financing activities	118,198	5,524
Net increase in cash and cash equivalents	75,338	14,177
Cash and cash equivalents, beginning of period	35,693	44,539
Cash and cash equivalents, end of period	$111,031	$58,716
Supplemental cash flow disclosure:
Cash paid for taxes	$131	$247
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$192	$24
*	See Note 1 for a summary of adjustments

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

Revenue Recognition

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning, assessment and talent management systems and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services. Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

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

Trade and Other Receivables

Accounts receivable, net is comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, and other receivables, which represents unbilled receivables related to subscription and professional services contracts. Unbilled receivable balances as of September 30, 2018 and December 31, 2017 were $7,000,000 and $4,177,000, respectively.

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

Impacts on Financial Statements

The following tables summarize the impacts of Topic 606 adoption on our consolidated financial statements on the previously reported periods. Select consolidated balance sheet line items, which reflect the adoption of Topic 606, are as follows (in thousands):

	December 31, 2017
	As previously reported	Adjustments	As adjusted
Assets
Accounts receivable—net of allowance	$30,797	$3,515	$34,312
Deferred commissions	—	7,086	7,086
Deferred commissions, net of current portion	—	11,160	11,160
Other assets	1,045	(548)	497
Liabilities
Deferred revenue	99,086	687	99,773
Deferred revenue, net of current portion	3,950	(2,061)	1,889

Select unaudited consolidated statement of operations line items, which reflect the adoption of Topic 606, are as follows (in thousands):

	Three months ended September 30, 2017
	As previously reported	Adjustments	As adjusted
Revenue:
Subscription and support	$37,427	$863	$38,290
Professional services and other	5,521	(608)	4,913
Total revenue	42,948	255	43,203
Cost of revenue:
Professional services and other	3,192	53	3,245
Gross profit	30,478	202	30,680
Operating expenses:
Sales and marketing	22,129	(732)	21,397
Loss before income taxes	(12,302)	963	(11,339)
Income tax expense	(71)	(61)	(132)
Net loss	(12,373)	902	(11,471)
Net loss per common share, basic and diluted	(0.42)	0.03	(0.39)

	Nine months ended September 30, 2017
	As previously reported	Adjustments	As adjusted
Revenue:
Subscription and support	$100,590	$2,967	$103,557
Professional services and other	14,381	(1,718)	12,663
Total revenue	114,971	1,249	116,220
Cost of revenue:
Professional services and other	8,729	179	8,908
Gross profit	81,892	1,070	82,962
Operating expenses:
Sales and marketing	62,429	(3,833)	58,596
Loss before income taxes	(37,893)	4,936	(32,957)
Income tax expense	(207)	(176)	(383)
Net loss	(38,100)	4,760	(33,340)
Net loss per common share, basic and diluted	(1.31)	0.17	(1.14)

Select unaudited consolidated statement of cash flows line items, which reflect the adoption of Topic 606, are as follows (in thousands):

	Nine months ended September 30, 2017
	As previously reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(38,100)	$4,760	$(33,340)
Accounts receivable, net	(17,620)	350	(17,270)
Prepaid expenses and other assets	(2,229)	361	(1,868)
Deferred commissions	—	(3,833)	(3,833)
Deferred revenue	37,331	(1,639)	35,692
Net cash used in operating activities	3,922	—	3,922

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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(11,472)	$(11,471)	$(35,878)	$(33,340)
Denominator:
Total weighted average common shares outstanding—basic	34,895	29,535	33,934	29,120
Dilutive effect of share equivalents resulting from stock options, restricted stock units, common stock warrants and common stock subject to repurchase	—	—	—	—
Weighted average common shares outstanding-diluted	34,895	29,535	33,934	29,120
Net loss per common share, basic and diluted	$(0.33)	$(0.39)	$(1.06)	$(1.14)

For all periods presented, we incurred net losses and, therefore, the effect of our outstanding stock options, restricted stock units and common stock warrants was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	As of September 30,
	2018	2017
Options to purchase common stock	1,378	2,489
Common stock warrants	—	17
Restricted stock units	1,611	1,566
Total	2,989	4,072

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Computer and office equipment	$5,964	$5,726
Purchased software	1,071	1,071
Capitalized software development costs	20,285	14,755
Furniture and fixtures	4,522	3,924
Leasehold improvements and other	15,337	13,379
Total property and equipment	47,179	38,855
Less accumulated depreciation and amortization	(20,155)	(14,929)
Total	$27,024	$23,926

Accumulated amortization for capitalized software development costs was $7,775,000 and $4,570,000 at September 30, 2018 and December 31, 2017, respectively. Amortization expense for capitalized software development costs was $1,217,000 and $639,000 for the three months ended September 30, 2018 and 2017, respectively, and $3,205,000 and $1,645,000 for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense for capitalized software development costs is recorded within cost of revenue on the consolidated statements of operations.

4. Goodwill and Intangible Assets

Goodwill was $12,354,000 as of September 30, 2018 and December 31, 2017.

Intangible assets consisted of the following (in thousands):

	Average Remaining	September 30,	December 31,
	Useful Life	2018	2017
Domain names	8 Months	$1,268	$1,268
Trademarks	59 Months	120	120
Software	10 Months	620	620
Capitalized learning content	37 Months	400	400
Trade names	26 Months	320	320
Developed technology	38 Months	5,320	5,320
Customer relationships	26 Months	2,910	2,910
Accumulated amortization		(4,022)	(1,910)
Total		$6,936	$9,048

Amortization expense for intangible assets was $673,000 and $71,000 for the three months ended September 30, 2018 and 2017, respectively, and $2,112,000 and $330,000 for the nine months ended September 30, 2018 and 2017, respectively.

Based on the recorded intangible assets at September 30, 2018, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2018	$674
2019	2,626
2020	2,386
2021	1,250
2022	—
Total	$6,936

5. Revenue

Disaggregation of Revenue

Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
United States	$44,790	$36,613	$124,586	$100,339
Foreign	10,449	6,590	28,707	15,881
Total revenue	$55,239	$43,203	$153,293	$116,220
Percentage of revenue generated outside of the United States	19%	15%	19%	14%
*	See Note 1 for a summary of adjustments

Deferred Revenue and Performance Obligations

During the three months ended September 30, 2018, 75% to 85% of revenue recognized was included in our deferred revenue balance at the beginning of the period. During the nine months ended September 30, 2018, 55% to 65% of revenue recognized was included in our deferred revenue balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2018, approximately $470 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 69% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

6. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $19,418,000 and $18,246,000 as of September 30, 2018 and December 31, 2017, respectively. For the three months ended September 30, 2018 and 2017, amortization expense for deferred commissions was $2,787,000 and $1,956,000, respectively, and there were no impairments of deferred commissions. For the nine months ended September 30, 2018 and 2017, amortization expense for deferred commissions was $7,331,000 and $5,191,000, respectively, and there were no impairments of deferred commissions.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$34,285	$—	$(3)	$34,282
Government treasury bills	26,116	—	(8)	26,108
	$60,401	$—	$(11)	$60,390

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,698	$—	$(1)	$5,697
	$5,698	$—	$(1)	$5,697

There were no gross realized gains or losses from the sale or maturity of marketable securities during the nine months ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018, we recognized gross interest income on securities of $499,000.  Interest income was inclusive of accretion income of $432,000 and offset by amortization expense on securities of $36,000 during the nine months ended September 30, 2018, and reported net within interest income on the consolidated statements of operations.

During the nine months ended September 30, 2017, we recognized gross interest income on securities of $125,000. Interest income was offset by amortization expense on securities of $9,000 during the nine months ended September 30, 2017, and reported net within interest income on the consolidated statements of operations.

The estimated fair value of investments by contractual maturity is as follows (in thousands):

	September 30,	December 31,
	2018	2017
Due within one year	$60,390	$5,697
Total	$60,390	$5,697

8. Stockholders’ Equity and Stock-Based Compensation

Common Stock

As of September 30, 2018 and December 31, 2017, there were 200,000,000 shares of common stock authorized. As of September 30, 2018 and December 31, 2017, there were 35,053,594 and 30,860,241 shares issued and outstanding, respectively. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through September 30, 2018.

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

Employee Equity Plans

Our 2015 Equity Incentive Plan (the “2015 Plan”) serves as the successor to our 2010 Equity Incentive Plan (the “2010 Plan”). Accordingly, no shares are available for issuance under the 2010 Plan; however, any outstanding options granted under the 2010 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of September 30, 2018, options to purchase 950,474 shares of common stock remained outstanding under the 2010 Plan. Pursuant to the terms of the 2015 Plan, the share reserve automatically increased by 1,388,709 shares in January 2018. As of September 30, 2018, we had 2,718,483 shares of common stock available for future grants under the 2015 Plan.

Additionally, as part of our acquisition of Practice XYZ, Inc. (“Practice”) we assumed Practice’s 2014 Equity Incentive Plan (the “2014 Plan”). No shares are available for issuance under the 2014 Plan; however, any outstanding options granted under the 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of September 30, 2018, options to purchase 1,093 shares of common stock remained outstanding under the 2014 Plan.

We also have a 2015 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  Our board of directors approves the ESPP offerings. The offerings need not be identical, but each offering may not exceed 27 months and may specify one or more shorter purchase periods within the offering.  Pursuant to the terms of the ESPP, the share reserve increased by 308,602 shares in January 2018. As of September 30, 2018, 556,089 shares of common stock were available for issuance under the ESPP.

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options	$751	$939	$2,177	$3,123
Restricted stock units	4,281	2,812	12,212	7,109
Employee stock purchase plan	651	516	1,713	1,475
Total stock-based compensation	$5,683	$4,267	$16,102	$11,707

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Subscription and support cost of revenue	$336	$211	$872	$528
Professional services and other cost of revenue	267	161	706	422
Sales and marketing	1,385	1,255	4,404	3,405
Research and development	2,026	1,637	5,953	4,375
General and administrative	1,669	1,003	4,167	2,977
Total stock-based compensation	$5,683	$4,267	$16,102	$11,707

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2018 (in thousands, except per share data and years):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at December 31, 2017	2,010	$9.09	6.5	$48,266
Granted	243	34.72
Exercised	(771)	7.43
Forfeited or cancelled	(104)	20.25
Outstanding at September 30, 2018	1,378	13.71	6.7	30,626
Vested and expected to vest—September 30, 2018	1,378	13.71	6.7	30,626
Exercisable at September 30, 2018	978	8.75	6.0	26,064

As of September 30, 2018, we had $4,976,000 of unrecognized stock-based compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.8 years.

As of September 30, 2018, we had $424,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the term of the offering period ending November 30, 2018.

Restricted Stock Units

The following table summarizes the activity of restricted stock units (“RSUs”) for the nine months ended September 30, 2018 (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at December 31, 2017	1,515	$22.88
Granted	870	41.98
Vested	(448)	23.89
Cancelled	(326)	28.64
Unvested and outstanding at September 30, 2018	1,611	31.75

As of September 30, 2018, we had $46,847,000 of unrecognized stock-based compensation costs related to outstanding RSUs that are expected to be recognized over a weighted average period of 2.9 years.

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

In connection with the Tax Act enacted in December 2017, we recorded a provisional amount for the remeasurement of deferred tax balances for the year ended December 31, 2017 with an offset to valuation allowance with no impact to the consolidated financial statements.  In accordance with relevant SEC guidance of Staff Accounting Bulletin No. 118 (“SAB 118”), the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for the items that were previously reported as provisional, or where a provisional estimate could not be made.  The income tax provision for the three-months ended September 30, 2018 did not reflect any adjustments to the provisional amounts as of December 31, 2017.  We will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expect to complete our analysis within the measurement period in accordance with the SEC guidance.

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2018 and the year ended December 31, 2017. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, were as follows (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$30,132	$—	$—	$30,132
Corporate debt securities	—	34,282	—	34,282
Government treasury bills	26,108	—	—	26,108
Total assets	$56,240	$34,282	$—	$90,522
Liabilities:
Contingent liability	—	—	20	20
Total liabilities	$—	$—	$20	$20

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, were as follows (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,046	$—	$—	$14,046
Corporate debt securities	—	5,697	—	5,697
Total assets	$14,046	$5,697	$—	$19,743
Liabilities:
Common stock warrant liability	—	—	122	122
Contingent liability	—	—	1,164	1,164
Total liabilities	$—	$—	$1,286	$1,286

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

Change in
Fair Value
Adjustments
Balance at January 1, 2018	$1,286
Extinguishment of common stock warrants	(122)
Change in fair value of contingent liability	(1,144)
Balance at September 30, 2018	$20

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

Rent expense under operating leases was $1,780,000 and $1,414,000 for the three months ended September 30, 2018 and 2017, respectively, and $5,525,000 and $3,897,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, we have grown to serve more than 4,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 70 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2017, and the nine months ended September 30, 2018, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at each of September 30, 2018 and 2017. Our revenue was $55.2 million and $43.2 million for the three months ended September 30, 2018 and 2017, respectively, representing year-over-year growth of 28%, and $153.3 million and $116.2 million for the nine months ended September 30, 2018 and 2017, respectively, representing year-over-year growth of 32%. Our net losses were $11.5 million and $11.5 million for the three months ended September 30, 2018 and 2017, respectively, and $35.9 and $33.3 for the nine months ended September 30, 2018 and 2017, respectively.

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

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. During the three months ended September 30, 2018 and 2017, 19% and 15% of our revenue was derived from outside the United States, respectively. During the nine months ended September 30, 2018 and 2017, 19% and 14% of our revenue was derived from outside the United States, respectively. Our international operations are relatively new and we have limited experience operating in international markets, which increases the risk that our international expansion efforts may not be successful.

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

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of September 30, 2018 and 2017.

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

Financial Operations Overview

Revenue

We generate revenue primarily from two main sources: (1) subscription and support revenue, which is comprised of SaaS fees from customers accessing our learning, assessment and talent management systems and from customers purchasing additional support beyond the standard support that is included in the basic SaaS fees; and (2) related professional services revenue, which is comprised of training, implementation services and other types of professional services. Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(in thousands)
Revenue:
Subscription and support	$49,235	$38,290	$137,539	$103,557
Professional services and other	6,004	4,913	15,754	12,663
Total revenue	55,239	43,203	153,293	116,220
Cost of revenue:
Subscription and support(1)(2)(4)	12,149	9,278	33,324	24,350
Professional services and other(1)	3,989	3,245	11,397	8,908
Total cost of revenue	16,138	12,523	44,721	33,258
Gross profit	39,101	30,680	108,572	82,962
Operating expenses:
Sales and marketing(1)(2)(4)	25,641	21,397	73,670	58,596
Research and development(1)(4)	15,601	12,577	45,110	34,816
General and administrative(1)(3)(4)	9,815	8,334	26,306	22,941
Total operating expenses	51,057	42,308	145,086	116,353
Loss from operations	(11,956)	(11,628)	(36,514)	(33,391)
Other income (expense):
Interest income	761	84	1,528	199
Interest expense	(25)	—	(54)	(18)
Other income (expense), net	(177)	205	(531)	253
Total other income, net	559	289	943	434
Loss before income taxes	(11,397)	(11,339)	(35,571)	(32,957)
Income tax expense	(75)	(132)	(307)	(383)
Net loss	$(11,472)	$(11,471)	$(35,878)	$(33,340)

(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue:
Subscription and support	$336	$211	$872	$528
Professional services and other	267	161	706	422
Sales and marketing	1,385	1,255	4,404	3,405
Research and development	2,026	1,637	5,953	4,375
General and administrative	1,669	1,003	4,167	2,977
Total stock-based compensation	$5,683	$4,267	$16,102	$11,707

(2)	Includes amortization of acquisition-related intangibles as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue:
Subscription and support	$332	$—	$1,007	$—
Sales and marketing	269	—	888	—
Total amortization of acquisition-related intangibles	$601	$—	$1,895	$—

(3)	Includes the change in fair value of the contingent liability as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
General and administrative	$—	$—	$(1,144)	$—

(4)	Includes reversal of tax expense on secondary stock purchase transactions due to the reduction of the estimated liability as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue:
Subscription and support	$—	$—	$(49)	$—
Sales and marketing	—	—	(430)	(256)
Research and development	—	—	(616)	(256)
General and administrative	—	—	(130)	(22)
Total payroll tax expense	$—	$—	$(1,225)	$(534)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(as a percentage of total revenue)
Revenue:
Subscription and support	89%	89%	90%	89%
Professional services and other	11	11	10	11
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	22	21	22	21
Professional services and other	7	8	7	8
Total cost of revenue	29	29	29	29
Gross profit	71	71	71	71
Operating expenses:
Sales and marketing	46	50	48	50
Research and development	28	29	29	30
General and administrative	18	19	17	20
Total operating expenses	92	98	94	100
Loss from operations	(21)	(27)	(23)	(29)
Other income (expense):
Interest income	1	0	1	0
Interest expense	(0)	0	(0)	(0)
Other income (expense), net	(0)	0	(0)	0
Total other income, net	1	0	1	0
Loss before income taxes	(20)	(27)	(22)	(29)
Income tax expense	(0)	(0)	(0)	(0)
Net loss	(20)%	(27)%	(22)%	(29)%

Three and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Subscription and support	$49,235	$38,290	$10,945	29%	$137,539	$103,557	$33,982	33%
Professional services and other	6,004	4,913	1,091	22	15,754	12,663	3,091	24
Total revenue	$55,239	$43,203	$12,036	28	$153,293	$116,220	$37,073	32

Three month and nine month change

Subscription and support revenue increased $10.9 million and $34.0 million for the three and nine months ended September 30, 2018, respectively, primarily due to an increase in the total number of customers, which has grown to over 4,000 as of September 30, 2018, net revenue retention in excess of 100% as of September 30, 2018 and continued growth in international revenue, which contributed over 19% of total revenue for both the three and nine months ended September 30, 2018.

Professional services and other revenue increased $1.1 million and $3.1 million for the three and nine months ended September 30, 2018, respectively, primarily due to the increase in new customers discussed above.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$12,149	$9,278	$2,871	31%	$33,324	$24,350	$8,974	37%
Professional services and other	3,989	3,245	744	23	11,397	8,908	2,489	28
Total cost of revenue	$16,138	$12,523	$3,615	29	$44,721	$33,258	$11,463	34
Gross margin percentage:
Subscription and support revenue	75%	76%			76%	76%
Professional services and other	34	34			28	30
Total gross margin	71	71			71	71

Three month change

Total cost of revenue increased $3.6 million for the three months ended September 30, 2018 primarily due to an increase in employee-related costs, web hosting and third-party software license costs, amortization of developed technology and third-party contractor costs.

Subscription and support cost of revenue increased $2.9 million for the three months ended September 30, 2018 primarily due to an increase in web hosting and third-party software license costs, employee-related costs, amortization of developed and acquisition-related technology and overhead allocations. Web hosting and third-party software license costs increased $0.9 million due to the increase in total customers. Employee-related costs increased $0.9 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings, as well as an increase in allocated medical insurance costs. Amortization of capitalized software development costs increased $1.0 million due to the continued development of our software platform and amortization of acquisition-related technology. Allocated overhead expenses increased $0.1 million primarily due to higher rent and communication expense.

Professional services and other cost of revenue increased $0.7 million for the three months ended September 30, 2018 primarily due to an increase in employee-related costs of $0.7 million, as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings.

Nine month change

Total cost of revenue increased $11.5 million for the nine months ended September 30, 2018 primarily due to an increase in employee-related costs, web hosting costs and amortization of developed technology.

Subscription and support cost of revenue increased $9.0 million for the nine months ended September 30, 2018 primarily due to an increase in web hosting and third-party software license costs, employee-related costs, amortization of developed and acquisition-related technology and overhead allocations. Web hosting costs and third-party software license costs increased $2.8 million due to the increase in total customers. Employee-related costs increased $2.9 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings, as well as an increase in allocated medical insurance costs. Amortization of capitalized software development costs increased $2.8 million due to the continued development of our software platform and amortization of acquisition-related technology. Allocated overhead expenses increased $0.5 million primarily due to higher rent and maintenance on our facilities.

Professional services and other cost of revenue increased $2.5 million for the nine months ended September 30, 2018 primarily due to an increase in employee-related costs and allocated overhead expenses. Employee-related costs increased $2.4 million as we continue to grow our professional services organization to support our customer growth and improve service level offerings. Allocated overhead expenses increased $0.3 million primarily due to higher rent and maintenance on our facilities. Third-party software license costs increased $0.1 million due to the increase in total customers. These increases were offset by outside services expenses which decreased $0.3 million as fewer third-party consultants were utilized to deliver implementation and solutions consulting services.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$25,641	$21,397	$4,244	20%	$73,670	$58,596	$15,074	26%

Three month change

Sales and marketing expenses increased $4.2 million for the three months ended September 30, 2018 primarily due to an increase in employee-related and sales commission costs, expansion of our marketing programs, information technology expenses, overhead allocations and amortization of acquisition-related technology. Employee-related and sales commission costs increased $2.8 million as a result of hiring additional employees domestically and internationally, growth in our customer base as well as an increase in allocated medical insurance costs. Marketing program costs increased $0.8 million due to continued expansion into international and corporate markets. Amortization expense increased $0.3 million due to an increase in capital equipment and amortization of acquisition-related identified intangible assets. Allocated overhead expenses and other insignificant items increased $0.3 million primarily due to higher rent and property taxes on our facilities.

Nine month change

Sales and marketing expenses increased $15.1 million for the nine months ended September 30, 2018 primarily due to an increase in employee-related and sales commission costs, expansion of our marketing programs, information technology expenses, overhead allocations and amortization of acquisition-related technology. Employee-related and sales commission costs increased $10.4 million as a result of hiring additional employees domestically and internationally, growth in our customer base and increase in allocated medical insurance costs. Marketing program costs increased $2.1 million due to continued expansion into international and corporate markets. Depreciation and amortization expense increased $1.2 million due to an increase in capital equipment and amortization of acquisition-related identified intangible assets. Allocated overhead expenses increased $1.1 million primarily due to higher rent and maintenance on our facilities. Information technology expenses increased $0.3 million as we continue to automate our internal systems.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$15,601	$12,577	$3,024	24%	$45,110	$34,816	$10,294	30%

Three month change

Research and development expenses increased $3.0 million for the three months ended September 30, 2018 due to an increase in employee-related costs, outside services, and information technology expenses and were offset by decreases in overhead allocations. Employee-related costs increased $2.5 million as we continue to grow our engineering organization to develop new applications and continue to develop additional features for Canvas and Bridge. Third-party contractor costs increased $0.3 million due to increased use of third-party engineering contractors to assist with product development planning and international market research. Information technology expenses increased $0.3 million as we continue to automate our internal systems. Offsetting these increases was a decrease in other insignificant items of $0.1 million.

Nine month change

Research and development expenses increased $10.3 million for the nine months ended September 30, 2018 primarily due to an increase in employee-related costs, outside services, allocated overhead expenses and information technology expenses and were offset by decreases in travel-related costs. Employee-related costs increased $9.0 million as we continue to grow our engineering organization to develop new applications and continue to develop additional features for Canvas and Bridge. Third-party contractor costs increased $0.6 million due to increased use of third-party engineering contractors to assist with product development planning and international market research. Allocated overhead expenses increased $0.4 million primarily due to higher rent and maintenance on our facilities. Information technology expenses increased $0.4 million as we continue to automate our internal systems. Offsetting these increases was a decrease in other insignificant items of $0.1 million.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$9,815	$8,334	$1,481	18%	$26,306	$22,941	$3,365	15%

Three month change

General and administrative expenses increased $1.5 million for the nine months ended September 30, 2018 primarily due to an increase in employee-related costs and allowance for doubtful accounts expense. Employee-related costs increased $1.1 million as a result of increased stock-based compensation expense, employee benefits primarily consisting of medical insurance costs and recruiting costs as a result of increased headcount domestically and internationally to support continued growth. Allowance for doubtful accounts expense increased $0.4 million in response to our seasonal spike in accounts receivable.

Nine month change

General and administrative expenses increased $3.4 million for the nine months ended September 30, 2018 primarily due to an increase in employee-related costs, allowance for doubtful accounts expense, information technology expenses, allocated overhead expenses and travel-related costs. Employee-related costs increased $3.1 million as a result of increased stock-based compensation expense, employee benefits primarily consisting of medical insurance costs and recruiting costs as a result of increased headcount domestically and internationally to support continued growth. Allowance for doubtful accounts expense increased $0.6 million in response to our seasonal spike in accounts receivable. Our information technology expenses increased $0.4 million as we continued to automate our internal systems. Allocated overhead and other insignificant items increased $0.4 million primarily due to higher rent and travel expense. Offsetting these increases was a decrease in the estimated fair value of the contingent liability of $1.1 million.

Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Other income, net	$559	$289	$270	93%	$943	$434	$509	117%

Three and nine month change

Other income, net includes interest income, interest expense and the impact of foreign currency transaction gains and losses. Other income, net increased $0.3 million and $0.5 million for the three and nine months ended September 30, 2018, respectively, primarily as a result of recognized gross interest income on securities.

Liquidity and Capital Resources

As of September 30, 2018, we had $111.0 million of cash and cash equivalents and $60.4 million in short-term marketable securities. We believe our cash, cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2018, we entered into an amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank (“SVB”), which was amended on March 30, 2018 and June 28, 2018. The agreement provides for up to $5.0 million in revolving borrowings (subject to increase to $35.0 million in the lender’s sole discretion). Availability is subject to a formula based on our monthly recurring revenue. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2019, at which time the principal amount of all outstanding advances becomes due and payable. As of September 30, 2018, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to make acquisitions, make distributions and dividends to stockholders, and maintain certain amounts of cash or debt with other financial institutions. The agreement also includes a financial covenant to maintain a certain adjusted quick ratio, reported quarterly. In the event the accordion feature of the line is utilized the covenants convert to a recurring revenue measurement. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of September 30, 2018, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$20,270	$3,922
Net cash (used in) provided by investing activities	(63,130)	4,731
Net cash provided by financing activities	118,198	5,524

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

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash used in operating activities during the nine months ended September 30, 2018 was $20.3 million, which primarily reflected our net loss of $35.9 million, offset by non-cash expenses including $16.1 million of stock-based compensation and $6.5 million of depreciation and other insignificant items. Working capital sources of cash included a net increase of $23.0 million in deferred revenue and accounts receivable primarily resulting from the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year, a $10.2 million increase in accounts payable and accrued liabilities, and a $1.6 million decrease in deferred rent. These sources were partially offset by an increase in deferred commissions of $1.2 million.

Net cash provided by operating activities during the nine months ended September 30, 2017 was $3.9 million, which primarily reflected our net loss of $33.3 million, offset by non-cash expenses that included $11.7 million of stock-based compensation and $4.7 million of depreciation and amortization. Working capital sources of cash included a net increase of $18.4 million in deferred revenue and accounts receivable primarily due to the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year.  Also contributing to the source of cash was a $8.2 million increase in accounts payable and accrued liabilities. These sources were offset by a decrease in deferred commissions of $3.8 million, an increase in prepaids and other assets of $1.9 million and a decrease in deferred rent of $0.1 million.

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

Net cash used in investing activities during the nine months ended September 30, 2018 was $63.1 million, consisting primarily of purchases of marketable securities of $92.2 million, and purchases of property plant and equipment and capitalized software development costs of $8.9 million. These were offset by $38.0 million primarily due to cash maturities from our marketable securities and other insignificant items.

Net cash provided by investing activities during the nine months ended September 30, 2017 was $4.7 million, consisting primarily of $23.9 million of cash maturities from our marketable securities.  This was offset by $8.1 million of purchased marketable securities and $11.1 million of purchased property and equipment and intangibles.

Financing Activities

Our financing activities have consisted primarily of proceeds from the common stock offering and the issuance of common stock from employee equity plans.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $118.2 million and consisted of $109.8 million in net proceeds received from a common stock offering, after deducting underwriting discounts and commissions and offering expenses, and $8.8 million in proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options and the purchase of common stock under our employee stock purchase plan, offset by $0.4 million in shares repurchased for tax withholdings on vesting of restricted stock and other insignificant items.

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

Contractual Obligations and Commitments

As of September 30, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 15, 2018 other than a new lease agreement that we entered into during the three months ended June 30, 2018 in Seattle, Washington. The lease commences upon receipt of the leased premises which is expected to occur by the end of 2018 for a term of ten years ending in 2028, with one option to renew for an additional five-year period. The base annual rent payment is $0.7 million and is subject to an annual rent escalation of 2%.

As of September 30, 2018, we have no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Through September 30, 2018, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Other Financial Data:
Non-GAAP operating loss (1)	(5,672)	(7,361)	(20,886)	(22,218)
Free cash flow (2)	53,226	39,705	11,460	(7,159)

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

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Loss from operations	$(11,956)	$(11,628)	$(36,514)	$(33,391)
Stock-based compensation	5,683	4,267	16,102	11,707
Reversal of payroll tax expense on secondary stock purchase transactions	—	—	(1,225)	(534)
Amortization of acquisition-related intangibles	601	—	1,895	—
Change in fair value of contingent liability	—	—	(1,144)	—
Non-GAAP operating loss	$(5,672)	$(7,361)	$(20,886)	$(22,218)

The following table provides a reconciliation of net cash used in operating activities to free cash flow, a non-GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$54,698	$43,568	$20,270	$3,922
Purchases of property and equipment and intangible assets	(1,498)	(3,875)	(8,888)	(11,131)
Proceeds from disposals of property and equipment	26	12	78	50
Free cash flow	$53,226	$39,705	$11,460	$(7,159)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2018 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 15, 2018.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.*

We have incurred net losses of $35.9 million and $33.3 million in the nine months ended September 30, 2018 and 2017, respectively. We had an accumulated deficit of $259.8 million at September 30, 2018. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

Our business outside the United States exposes us to risks associated with international operations.*

For the nine months ended September 30, 2018, 19% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong and Sao Paulo, Brazil. Our growth strategy involves the further expansion of our operations and customer base internationally. Our current international operations and future initiatives will involve a variety of risks, including:

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

If we fail to manage our growth effectively or our business does not grow as we expect, our operating results may suffer.*

Our employee base and operations have grown substantially in a relatively short period of time. Our full-time employee base grew from 1,125 employees as of September 30, 2017 to 1,224 employees as of September 30, 2018. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.*

Our success and future growth depend upon the continued services of our management team, including Joshua Coates, our Chief Executive Officer, Dan Goldsmith, our President, and other key employees in the areas of engineering, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives. For example, the Board of Directors has appointed Mr. Goldsmith as our Chief Executive Officer, effective as of January 1, 2019. On that date, Mr. Coates will transition from his role as Chief Executive Officer to Executive Chairman of the Board. Changes such as these could disrupt our business. We also are dependent on the continued service of our existing software engineers and information technology personnel because of the complexity of our software, technologies and infrastructure. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. We do not maintain any “key man” insurance for any employee. The loss of one or more of our key employees could harm our business.

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

Use of our platform and applications involve the storage, transmission and processing of our customers’ data, including personal or identifying information regarding their students or employees. Cyber-attacks and other malicious internet-based activities continue to increase generally, and cloud-based platform providers of software and services have been targeted. If any unauthorized access to or security breaches of our platform, or those of our service providers, occurs, or is believed to have occurred, such an event or perceived event could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose existing customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.

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

Amazon Web Services, or AWS, provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems to use data processing, storage capabilities and other services provided by AWS. Currently, our cloud service infrastructure is run on AWS. Given this, we cannot easily switch our AWS operations to another cloud provider, so any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement without cause by providing 90 days’ prior written notice, and may terminate the agreement with 30 days’ prior written notice for cause, including any material default or breach of the agreement by us that we do not cure within the 30-day period. The agreement requires AWS to provide us their standard computing and storage capacity and related support in exchange for timely payment by us. If any of our arrangements with AWS is terminated, we could experience interruptions in our software as well as delays and additional expenses in arranging new facilities and services.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of PII. In the U.S., the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Furthermore, many states have enacted laws that apply directly to the operators of online services that are intended for K-12 school purposes or are proposing legislation to mandate privacy and data security obligations on the collection, use, and disclosure of PII generally. For example, the recently enacted California Consumer Privacy Act, or CCPA, which is scheduled to take effect on January 1, 2020, imposes a number of privacy and security obligations on companies who process PII of California residents. These laws may impose limits on the collection, distribution, use and storage of student PII. Many foreign countries and governmental bodies, including the European Union, or EU, Canada, Australia and other jurisdictions, have laws and regulations concerning the collection and use of PII obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the U.S. Laws and regulations in these jurisdictions may apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses and other online identifiers. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.

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

Our ability to use net operating losses to offset future taxable income may be subject to limitations.*

As of September 30, 2018, we had approximately $253.9 million and $294.7 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2018 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Risks Related to Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, during 2018, our common stock’s daily closing price on the New York Stock Exchange has ranged from $30.15 to $49.15 through October 26, 2018. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of September 30, 2018, we had options outstanding that, if fully exercised, would result in the issuance of 1,378,440 shares of common stock and RSUs outstanding that, upon vesting, would result in the issuance of 1,610,234 shares of common stock. In addition, as of September 30, 2018, there were 2,718,483 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 556,089 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year. Further, as part of our acquisition of Practice XYZ, Inc. (“Practice”) we assumed Practice’s 2014 Equity Incentive Plan (the “2014 Plan”). No shares are available for issuance under the 2014 Plan; however, any outstanding options granted under the 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of September 30, 2018, options to purchase 1,093 shares of common stock remained outstanding under the 2014 Plan. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*

Based upon shares outstanding as of September 30, 2018, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 25.2% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Instructure, Inc.

Date: October 31, 2018	By:	/s/ Steven B. Kaminsky
Steven B. Kaminsky
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)