Form 10-K
period 2018-12-31
INSTRUCTURE INC
filed 2019-02-20
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the New York Stock Exchange on June 30, 2018, the last business day of its most recently completed second fiscal quarter, was $1,343,145,810. Excludes an aggregate of 3,199,141 shares of the Registrant’s common stock held as of such date by officers, directors and stockholders that the Registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 12, 2019 was 35,406,972.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”).

Instructure, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2018

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

Item 1. Business.

Mission and Vision

Instructure’s mission is to help people learn and develop, from their first day of school to their last day of work. Our vision is to help organizations everywhere leverage technology to maximize the potential of their people.

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

With applications for learning, assessment and performance management, Instructure enables organizations worldwide to develop, deliver, manage and track engaging academic and employee development programs. Built on our innovative, cloud-based platform, our applications combine powerful, elegant and easy-to-use functionality with the reliability, security, scalability and support our customers require. They include:

•	Canvas. Learning management platform for K–12 and higher education;
•	Bridge. Employee development and engagement platform;

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

We launched our first offering, Canvas, in February 2011 and have experienced rapid customer adoption in the education market. To better meet the needs of the corporate market, we leveraged a portion of the foundational code underlying Canvas to develop Bridge, which we launched in February 2015. Subsequent offerings include Canvas Interactive Video, which we launched in 2016, and Canvas Assessment, which we launched in 2017. As of December 31, 2018, we had over 4,000 customers, representing colleges, universities, K–12 schools and companies in more than 70 countries.

For 2018, 2017 and 2016, our revenue was $209.5 million, $161.0 million and $112.6 million, respectively, representing year-over-year growth of 30% and 43%. We have experienced net revenue retention rates of over 100% at each of December 31, 2018, 2017 and 2016. For 2018, 2017 and 2016, our net losses were, $43.5 million, $43.1 million and $48.2 million, respectively, as we focused on growing our business.

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

•

Further Maximize our Existing Customer Base. The majority of our academic customers implement Canvas widely within their institutions and across school districts. This approach to wide initial deployments allows us to efficiently and broadly promote adoption and utilization of Canvas by students and faculty. We plan to increase revenue from this customer base by selling additional applications and services, including Canvas Interactive Video and Canvas Assessment. We plan to further penetrate our existing corporate customer base by growing the number of users of Bridge, expanding enterprise-wide and selling additional applications and services, including Canvas Interactive Video and Practice. We believe our user-based pricing model and innovative applications provide us with a substantial opportunity to increase the value of our existing customer base.

•

Continue to Expand Internationally. We believe there is an opportunity for our cloud-based applications outside the United States and we intend to expand our direct and indirect sales force to further penetrate international markets. We opened our international headquarters in London in June 2014, and for the year ended December 31, 2018, international customers accounted for 19% of our revenue.

•

Continue to Innovate and Offer New Applications. We will continue to make investments to further enhance the functionality of our existing applications, expand the number of applications on our extensible learning platform and develop into adjacent markets that will benefit our customers. We take a strategic approach to research and development investment. For example, in February 2015, we launched Bridge to better serve our corporate customers because we saw corporate customers adopt Canvas, due to a lack of suitable alternatives. In October 2016, we announced the launch of Canvas Interactive Video, our next-generation video platform for interactive learning and intuitive collaboration. In July 2017, we announced the launch of Canvas Assessment, our assessment management system for K–12 schools and districts. We intend to enhance the functionality of our existing applications, expand the number of applications on our extensible learning platform and develop into adjacent markets through strategic acquisitions or partnering.

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

Canvas Learning Management Platform

The Canvas Learning Management Platform is an extendable, customizable, highly integrated set of solutions designed to meet the teaching and learning needs of every K–12 and higher education institution, including the Canvas LMS, Canvas Assessment, Canvas Network, Canvas Catalog, and Canvas Interactive Video. With its cloud-based offerings, Canvas streamlines digital tools and content for teachers and students, creating a simpler and more connected learning experience.

Canvas LMS

Canvas LMS is a learning management system designed to give our K–12 and higher education customers an extensive set of flexible tools to support and enhance content creation, management and delivery of face-to-face and online instruction.

Canvas LMS enables instructors and learners to:

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

Canvas Interactive Video

Canvas Interactive Video is a next-generation online video platform designed to enable corporate, K–12 and higher education customers to host, manage and deliver impactful video learning experiences. Our customers who also use Canvas or Bridge can seamlessly integrate Interactive Video for a modern, streamlined, easy-to-use video learning solution that provides the interactivity, insights and reliability organizations need to engage their employees and students.

Canvas Interactive Video enables instructors and learners to:

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

Canvas Assessment

Canvas Assessment is a comprehensive assessment management system that empowers K–12 schools and districts to measure student learning and preparedness for high-stakes exams mandated by federal and state regulations. With our simple, elegant and scalable testing platform, educators can create and deliver effective benchmark exams with simple deployment workflows, leveraging data collected to guide instruction and enhance curricula school- or district-wide. Our customers who also use Canvas LMS can integrate Canvas Assessment for a seamless user experience.

Canvas Assessment enables schools to:

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

Bridge

Bridge is an employee development and engagement platform designed to enable our corporate customers to develop, retain and promote employees by improving performance and engagement. The Bridge platform includes:

•

Bridge Learn. A complete learning solution, Bridge Learn helps companies focus on the strategic and innovative side of talent development. Informed by learning science, Bridge Learn gives companies a competitive advantage with a learning program that aligns to business goals.

•

Bridge Perform. An impactful talent management solution, Bridge Perform expands the manager-employee relationship through meaningful dialogue and continuous feedback based on targeted 1:1 conversations, providing data that empowers leadership to make critical business decisions. The tool focuses on performance enablement and alignment that support efforts to move away from traditional performance management processes.

•

Bridge Practice. An on-demand assessment and video microlearning practice solution, Bridge Practice facilitates untethered, collaborative, peer-to-peer assessment and coaching opportunities that empower learners to actively master their professional skills and competencies.

Bridge enables organizations to:

•	provide timely feedback and development for employees inside the 1:1 tool;
•	create and align individual goals with company-wide goals and initiatives;
•	reinforce skills and provide feedback through peer-to-peer video assessment and coaching;
•	create, organize, group and assign courses and training content;
•	deliver and track compliance and regulatory requirements;
•	administer quizzes and provide instant feedback to increase employee retention of training content;
•	track employee learning, performance and progress, including milestones, tasks, areas for improvement and goals;
•	identify training gaps and growth opportunities for individuals or teams with peer and skills assessments;
•	provide a mobile experience to allow access and management anywhere, from any device; and
•	extend training to reseller channels and other distribution networks.

Technology and Standards

Built on a modern technology stack, our native-cloud, multi-tenant platform and applications scale to millions of users and enable us to leverage advancements in web design, open source technologies and security. We adhere to industry-standard best security practices to protect our servers and our customers’ critical information.

We host our platform and applications on cloud infrastructure provided by Amazon Web Services, or AWS. We primarily use Amazon Elastic Compute Cloud, or Amazon EC2, along with load balancing, auto scaling and storage services provided by AWS. Our hosting services provide full support, rolling release upgrades/updates, backup and disaster recovery services. Our infrastructure enables us to scale both horizontally and vertically in order to rapidly adjust to variances in usage at the server, database and file store level. Our applications run on virtualized instances in Tier III and Tier IV AWS data center facilities, which provide industry-standard best security practices. As of December 31, 2018, we used domestic AWS data center facilities in Oregon and Virginia, and international facilities in Australia, Canada, Germany, Ireland and Singapore. We intend to expand operations into other regions based on market conditions. These AWS managed facilities have earned multiple certifications including, but not limited to, SOC 2 Type II, ISO9001 and ISO27001.

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

Customers

As of December 31, 2018, we had over 4,000 customers representing colleges, universities, school districts and companies in more than 70 countries. Canvas is used by seven Ivy League schools and we have K–12 customers in nearly all states. The majority of our academic customers implement Canvas widely within their institutions and across school districts. We define a customer as an entity with an active subscription contract. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities or schools, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2018, no single customer represented more than 10% of our revenue.

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

We engage in a variety of traditional and online marketing activities designed to provide sales lead generation and sales support and promote brand awareness. Our specific marketing activities for lead generation include advertising in trade publications, digital advertising, including search engine optimization and search engine marketing, display search, email, and referral marketing. Brand awareness activities include press relations in business, human resources, education publications and blogs, market specific advertising campaigns and speaking engagements, and industry trade-shows and seminars. We also host InstructureCon, our annual user conference for current customers and prospects. More than 2,700 people attended InstructureCon 2018 in Keystone, Colorado.

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

Partner Ecosystem and Integration

We are committed to enabling our customers to build an ecosystem for successful learning, assessment, development and engagement. Our open platform is central to both our technology and our strategy.

From a technological perspective, we remain focused on implementing industry standards like IMS Global Learning Consortium’s Learning Tools Interoperability, or LTI, enabling Canvas and Bridge to integrate with a broad spectrum of third-party solutions used by our customers.

Our partnership program invites third-party software, service and content providers, through a library of APIs, to easily integrate with our applications and at no or minimal charge to the partner. This allows us to broaden and efficiently extend the functionality of our applications. We have more than 250 partners, including Pearson, McGraw-Hill Education, Cengage, AspirEDU, Microsoft, and ProctorU.

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

Since our founding, we have worked hard to retain our open and engaging culture with people who are passionate about improving learning. We have received multiple “best places to work” awards and have maintained high ratings on recruiting websites. As of December 31, 2018, we had 1,219 employees.

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

In recent years, there have been a number of well-publicized data breaches involving the unauthorized use and disclosure of individuals’ PII. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials or amending existing laws to expand compliance obligations. Federal laws are also under consideration that may create additional compliance obligations and penalties. In the EU, where companies must meet specified privacy and security standards, the General Data Protection Regulation, or GDPR, and data protection laws of each of the European Member countries require comprehensive information privacy and security protections for consumers with respect to PII collected about them. We rely on adherence to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield Frameworks, as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, concerning U.S. companies doing business in Europe, collecting PII from European citizens, and transferring such PII to the United States under the Privacy Shield Frameworks. In light of the continued uncertainty around cross-border data transfer, we have engaged in efforts to legitimize data transfers from the EEA through means other than the Privacy Shield Frameworks, such as through the use of so-called ‘model contract clauses’ developed by the European Commission. The GDPR introduced new data protection requirements in the EU and significant penalties of up to the greater of 4% of worldwide turnover and €20 million for violations of data protection rules.  We have adopted additional mechanisms necessary to comply with the GDPR. We post on our website our privacy policies and practices concerning the processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to deceptive or misrepresentative of our practices.

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

We file electronically with the Securities and Exchange Commission our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.instructure.com, free of charge, through a hyperlink on our website, copies of these reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the Securities and Exchange Commission. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We have incurred net losses of $43.5 million, $43.1 million and $48.2 million in 2018, 2017 and 2016, respectively. We had an accumulated deficit of $267.4 million at December 31, 2018. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

We launched Canvas in February 2011 and launched Bridge in February 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Our revenue grew 30%, 43% and 54% in 2018, 2017 and 2016, respectively, compared to the prior year; however, our historical revenue growth is not necessarily indicative of our future performance. We expect our revenue growth rates to slow in future periods due to a number of reasons, which may include the maturation of our business, slowing demand for our platform and applications, increasing competition, a decrease in the growth of our overall markets, or if we fail, for any reason, to continue to capitalize on growth opportunities, our relative lack of experience with renewals or a decline in available opportunities as a result of our increased market penetration in one or more of our markets.

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

Our quarterly operating results have fluctuated in the past and we expect them to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Annual Report on Form 10-K, factors that may affect our quarterly operating results include:

•	changes in spending on learning, assessment, development and engagement systems by our current or prospective customers;
•	pricing our applications effectively so that we are able to attract and retain customers without compromising our operating results;
•	attracting new customers and increasing our existing customers’ use of our applications;
•	customer renewal rates and the amounts for which agreements are renewed;
•	awareness of our brands;
•	changes in the competitive dynamics of our market, including consolidation among competitors or customers and the introduction of new applications or application enhancements;
•	changes to the commission plans, quotas and other compensation-related metrics for our sales representatives;
•	the amount and timing of payment for operating expenses, particularly research and development, sales and marketing expenses and employee benefit expenses;
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

We offer our platform and learning, assessment, development and engagement applications primarily through multi-year subscription agreements and generally recognize revenue ratably over the related subscription period. As a result, much of the revenue we report in each quarter is derived from agreements entered into during prior quarters or years. A decline in new or renewed subscriptions in any one quarter is not likely to be reflected immediately in our revenue results for that quarter. However, declines would negatively affect our revenue and deferred revenue balances in future periods, and the effect of significant downturns in sales and market acceptance of our platform and applications, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue and deferred revenue balance through additional sales in any period, as revenue from new customers is recognized over the applicable subscription term.

If the markets for our applications develop more slowly than we expect, our growth may slow or stall, and our operating results would be harmed.

The markets for learning, assessment, development and engagement systems is still evolving, and we depend on continued growth of these markets. In particular, we do not know whether the trend of adoption of cloud-based learning management systems we have experienced with our academic customers in the past will continue in the future. To date, we have derived a substantial majority of our revenue from Canvas. A critical factor for our continued growth is our ability to sell Canvas to new customers in K-12 and higher education. The adoption trend for our academic customers is subject to influence from federal, state and local policymakers. We launched Bridge in February 2015. Given our limited history with corporate customers, we do not know whether companies will adopt cloud-based learning, development and engagement systems, or what prices or contract terms to which they will agree. We will incur substantial operating costs, particularly in sales and marketing and research and development, in attempting to develop these markets. If the market for Canvas does not continue to grow, or grows more slowly than we expect, or if the market for Bridge does not develop as we anticipate, our operating results would be harmed.

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

We face significant competition from both established and new companies offering learning assessment, development and engagement systems, which may harm our ability to gain new customers, retain existing customers and grow our business.

The learning, assessment, development and engagement systems market is evolving, highly competitive and significantly fragmented, particularly in the K-12 and corporate markets. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

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

For 2018, 19% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong, Sao Paulo, Brazil and Hungary. Our growth strategy involves the further expansion of our operations and customer base internationally. Our current international operations and future initiatives will involve a variety of risks, including:

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

Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

•	effectively attracting, training and integrating new employees, particularly technical personnel and members of our management and sales teams;
•	further improving our key business systems, processes and information technology infrastructure to support our business needs;
•	enhancing our information and communication systems to ensure that our employees are well-coordinated and can effectively communicate with each other and our customers; and
•	improving our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results.

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

If we fail to attract and retain additional qualified personnel, we may be unable to execute our business strategy.

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

We believe that maintaining and enhancing our brands and our reputation are critical to our relationships with our customers and to our ability to attract new customers. We also believe that our brands and reputation will be increasingly important as competition in our markets continues to develop. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:

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

In the EU, where companies must meet specified privacy and security standards, the General Data Protection Regulation, or GDPR, became enforceable on May 25, 2018.  The GDPR introduced new and enhanced data protection requirements throughout the EU and significant penalties of up to the greater of 4% of worldwide turnover and €20 million for violations of data protection rules. We are actively working to ensure ongoing compliance with the GDPR.  We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, or EEA, or to amend agreements with our customers which may involve substantial expense and distraction from other aspects of our business.  In addition, data protection authorities in each member state of the EU will still have the ability to interpret certain aspects of the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Ongoing implementation of the GDPR could require us to change certain business practices and result in increased costs. Further, the EU’s proposed ePrivacy Regulation is currently under discussion by EU member states to complement and bring electronic communications services in line with the GDPR and force a harmonized approach across EU member states. Although it remains under debate, drafts of the proposed ePrivacy Regulation would alter rules on third-party cookies, web beacons and similar technologies, and significantly increase penalties for non-compliance. We cannot yet determine the impact such future laws, regulations, and standards may have on our business.

We rely on adherence to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield Frameworks, as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimizing the transfer of PII by U.S. companies doing business in the EU from the EEA to the U.S. In light of the continued uncertainty around cross-border data transfer, we have engaged in efforts to legitimize data transfers from the EEA through means other than the Privacy Shield Frameworks, such as through the use of so-called ‘model contract clauses’ developed by the European Commission. We may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the uncertainty around the legality of cross-border data transfer methods on which we rely.  Ongoing legal challenges to the Privacy Shield Framework and ‘model contract clauses’ may render either or both methods invalid or could result in further limitations on the ability to transfer data across borders.  Additionally, certain countries have passed or are considering passing laws requiring local data residency.

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

We intend to expand by making acquisitions that could be material to our business. To date, we have only completed two acquisitions and our ability as an organization to successfully acquire and integrate technologies or businesses is unproven and limited. Acquisitions involve many risks, including the following:

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to purchase our learning management platform or applications in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our software. Any or all of these events could harm our business and operating results.

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

As of December 31, 2018, we had approximately $262.7 million and $305.7 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2019 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, during 2018, our common stock’s daily price on the New York Stock Exchange has ranged from $29.48 to $49.17. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of December 31, 2018, we had options outstanding that, if fully exercised, would result in the issuance of 1,303,126 shares of common stock and RSUs outstanding that, upon vesting, would result in the issuance of 1,690,509 shares of common stock. In addition, as of December 31, 2018, there were 2,478,979 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 457,799 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year. Further, as part of our acquisition of Practice XYZ, Inc. (“Practice”) we assumed Practice’s 2014 Equity Incentive Plan (the “2014 Plan”). No shares are available for issuance under the 2014 Plan; however, any outstanding options granted under the 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of December 31, 2018, options to purchase 1,093 shares of common stock remained outstanding under the 2014 Plan. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Based upon shares outstanding as of December 31, 2018, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 36.4% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease space for our corporate headquarters in Salt Lake City, Utah pursuant to leases that expire in February 2025 and October 2027. We also lease space in Chicago, Illinois, Pleasant Grove, Utah, Seattle, Washington, and Philadelphia, Pennsylvania with leases that expire through 2029. We maintain our international headquarters in London, England and sales offices in Sydney, Australia, Hong Kong, Sao Paulo, Brazil, and Hungary. We believe our facilities are adequate for our current needs.

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

Holders

As of February 12, 2019, there were approximately 59 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Performance Graph

The following graph compares the performance of our common stock for the period indicated with the performance of the S&P 500 and the S&P 1500 Application Software Index. This graph assumes an investment of $100 at the close of market on November 13, 2015 in each of our common stock, the S&P 500 and the S&P 1500 Application Software Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

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

Sales of Unregistered Securities

None.

Item 6. Selected Consolidated Financial Data.

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

The following selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2015 and 2014 and consolidated balance sheets data as of December 31, 2016 and 2015 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. Prior period adjustments have been made as a result of the adoption of Topic 606, see footnote 1 in the Notes to Consolidated Financial Statements for a summary of adjustments made.

	Year Ended December 31,
	2018	2017	2016	**2015	**2014
		*As Adjusted	*As Adjusted
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$188,501	$144,108	$100,270	$62,463	$38,093
Professional services and other	21,043	16,867	12,347	10,730	6,259
Total revenue	209,544	160,975	112,617	73,193	44,352
Cost of revenue:
Subscription and support(1)(2)(3)	46,706	34,351	24,252	17,682	12,131
Professional services and other(1)	15,137	12,211	8,750	6,391	2,982
Total cost of revenue	61,843	46,562	33,002	24,073	15,113
Gross profit	147,701	114,413	79,615	49,120	29,239
Operating expenses:
Sales and marketing(1)(2)(3)	97,481	78,726	65,907	53,459	35,390
Research and development(1)(2)(3)	59,391	48,293	35,973	24,151	21,290
General and administrative(1)(2)	35,602	31,196	25,542	23,482	11,268
Total operating expenses	192,474	158,215	127,422	101,092	67,948
Loss from operations	(44,773)	(43,802)	(47,807)	(51,972)	(38,709)
Other income (expense):
Interest income	2,413	361	352	39	32
Interest expense	(68)	(55)	(87)	(74)	(136)
Other income (expense), net	(698)	257	(343)	(854)	(2,557)
Total other income (expense), net	1,647	563	(78)	(889)	(2,661)
Loss before income tax benefit (expense)	(43,126)	(43,239)	(47,885)	(52,861)	(41,370)
Income tax benefit (expense)	(339)	155	(317)	(117)	(57)
Net loss	$(43,465)	$(43,084)	$(48,202)	$(52,978)	$(41,427)

	Year Ended December 31,
	2018	2017	2016	**2015	**2014
		*As Adjusted	*As Adjusted
	(in thousands, except per share data)
Deemed dividends to investors	$—	$—	$—	$(632)	$—
Net loss attributable to common stockholders	$(43,465)	$(43,084)	$(48,202)	$(53,610)	$(41,427)
Net loss per common share attributable to common stockholders, basic and diluted	$(1.27)	$(1.47)	$(1.73)	$(6.07)	$(7.50)
Weighted-average common shares used in computing basic and diluted net loss per common share attributable to common stockholders	34,248	29,401	27,838	8,838	5,525

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Cost of revenue:
Subscription and support	$1,235	$762	$488	$177	$258
Professional services and other	975	596	474	166	39
Sales and marketing	6,022	4,331	3,030	1,228	2,877
Research and development	8,338	6,023	3,862	1,403	3,971
General and administrative	6,177	3,958	2,820	6,262	1,053
Total stock-based compensation	$22,747	$15,670	$10,674	$9,236	$8,198

(2)	Includes payroll tax expense on secondary stock purchase transactions or the reversal of such expense due to the reduction of the estimated liability as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Cost of revenue:
Subscription and support	$(49)	$-	$-	$-	$30
Professional services and other	-	-	-	-	-
Sales and marketing	(430)	(256)	(57)	-	461
Research and development	(616)	(256)	(57)	-	653
General and administrative	(130)	(22)	(103)	1,327	81
Total payroll tax expense	$(1,225)	$(534)	$(217)	$1,327	$1,225

(3)	Includes amortization of acquisition-related intangibles as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Cost of revenue:
Subscription and support	$1,339	$135	$-	$-	$-
Professional services and other	-	-	-	-	-
Sales and marketing	1,158	36	-	-	-
Research and development	-	-	9	9	6
General and administrative	-	-	-	-	-
Total amortization of acquisition-related intangibles	$2,497	$171	$9	$9	$6

	As of December 31,
	2018 (1)	2017	2016	**2015	**2014
		*As Adjusted	*As Adjusted
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$94,320	$35,693	$44,539	$90,471	$43,915
Working capital, excluding deferred revenue	197,908	79,169	90,728	92,638	47,440
Total assets	273,997	156,623	125,930	121,060	67,026
Deferred revenue	120,670	101,662	74,636	52,325	31,954
Total liabilities	145,559	129,679	100,117	75,441	53,568
Redeemable convertible preferred stock	—	—	—	—	88,989
Total stockholders’ equity (deficit)	128,438	26,944	25,813	45,619	(75,531)

(1)

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

	Year Ended December 31,
	2018	2017	2016	**2015	**2014
		*As Adjusted	*As Adjusted
	(unaudited)
	(in thousands)
Other Financial Data:
Non-GAAP Operating Loss (1)	(21,898)	(28,495)	(37,341)	(41,400)	(29,280)
Free Cash Flow (2)	(10,946)	(37,113)	(29,287)	(25,983)	(22,798)

(1)

We define non-GAAP operating loss as operating loss before stock-based compensation, accrual and reversal of payroll tax expense on secondary stock purchase transactions, amortization of acquisition-related intangibles and change in fair value of contingent liability.

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

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Year Ended December 31,
	2018	2017	2016	**2015	**2014
		*As Adjusted	*As Adjusted
	(unaudited)
	(in thousands)
Loss from operations	$(44,773)	$(43,802)	$(47,807)	$(51,972)	$(38,709)
Stock-based compensation	22,747	15,670	10,674	9,236	8,198
Payroll tax expense on secondary stock purchase transactions	—	—	—	1,327	1,225
Reversal of payroll tax expense on secondary stock purchase transactions	(1,225)	(534)	(217)	—	—
Amortization of acquisition related intangibles	2,497	171	9	9	6
Change in fair value of contingent liability	(1,144)	—	—	—	—
Non-GAAP operating loss	$(21,898)	$(28,495)	$(37,341)	$(41,400)	$(29,280)

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$98	$(21,129)	$(21,608)	$(19,351)	$(20,395)
Less: purchases of property and equipment and intangible assets	11,132	16,060	7,742	6,696	2,440
Plus: proceeds from disposals of propertyand equipment	88	76	63	64	37
Free cash flow	$(10,946)	$(37,113)	$(29,287)	$(25,983)	$(22,798)

*

The summary consolidated financial data as of and for the years ended December 31, 2018, 2017, and 2016 reflects the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). See Note 1 of the notes to the consolidated financial statements for a summary of adjustments.

**	The summary consolidated financial data as of and for the years ended December 31, 2015 and 2014 does not reflect the adoption of Topic 606 or ASU No. 2016-18.

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

We were founded in 2008, and in 2011, we launched Canvas, with the goal to make teaching and learning easier. Initially, we focused on the U.S. education market, targeting colleges and universities. In 2012, we expanded our focus to include the K-12 market in the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong, Sao Paulo, Brazil, and Hungary. To date, a substantial majority of our revenue has been derived from our sales of Canvas to the U.S. education market. While our initial efforts were focused on the education market, we discovered that companies also needed a cloud-based platform to enable them to better train their employees. Our initial corporate customers licensed Canvas for this purpose. In February 2015, we launched Bridge to enable companies to further realize the benefits of our cloud-based platform with an application specifically designed to address their needs.

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

As of December 31, 2018, we have grown to serve more than 4,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 70 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2018, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at each of December 31, 2018, 2017 and 2016. For 2018, 2017 and 2016, our revenue was $209.5 million, $161.0 million and $112.6 million, respectively, representing year-over-year growth of 30% and 43%. For 2018, 2017 and 2016, our net losses were, $43.5 million, $43.1 million and $48.2 million, respectively.

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

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. In 2018, 2017 and 2016, 19%, 15% and 9%, respectively, of our revenue was derived from outside the United States. Our international operations are relatively new and we have limited experience operating in international markets, which increases the risk that our international expansion efforts may not be successful.

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

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of December 31, 2018, 2017 and 2016.

Backlog

Backlog represents future non-cancellable amounts to be invoiced under our agreements. We have generally signed multiple year subscription contracts for our applications. For these agreements, it is common to invoice an initial amount at contract signing followed by subsequent periodic invoices, generally annually. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our consolidated financial statements, and are considered by us to be backlog. Multiple-year payments are recorded as deferred revenue until recognized as revenue according to our revenue recognition policies and are not considered a component of backlog. As of December 31, 2018, 2017 and 2016, we had backlog of approximately, $345.4 million, $288.9 million and $221.1 million, respectively. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing of customer renewals.

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

Subscription revenue is derived from customers using our cloud-based learning platform and is driven primarily by the number of customers, the number of users at each customer, the price of our applications and renewal rates. Support revenue is derived from customers purchasing additional support beyond the standard support that is included in the basic SaaS fee. Our contracts typically vary in length between one and five years. Subscriptions and support are non-cancelable and are billed in advance on an annual basis. All subscription and support fees billed are initially recorded in deferred revenue and recognized ratably over the subscription term.

Professional services and other revenue are derived primarily from implementation, training, and other consulting fees. Implementation services includes training and consulting services that generally take anywhere from 30 to 90 days to complete depending on customer-side complexity and timelines. It includes regularly scheduled and highly-structured activities to ensure customers progress toward better utilizing our applications. Most of these interactions take place over the phone and through the use of web meeting technology. Implementation services are recognized over time as the services are rendered, using an efforts-expended input method. Implementation services also include nonrefundable upfront setup fees, which are allocated to the remaining performance obligations.

We include training with every implementation and offer additional training for a fee. The training offered is focused on creating confidence among users so they can be successful with our applications. Most training is performed remotely using web meeting technology. Because we have determined that trainings are distinct, we record training revenue upon the delivery of the training. Subscription training was introduced in 2016 and is recognized ratably in the same manner as subscription and support revenue described above.

In addition to our implementation and training offerings, we provide consulting services for custom application development, integrations, content services and change management consulting. These services are architected to boost customer adoption of our applications and to drive usage of features and capabilities that are unique to our company. We have determined that these services are distinct. Professional services revenue is typically recognized over time as the services are rendered, using an efforts-expended (labor hours) input method.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income, interest expense and change in fair value of warrant liability which is subject to mark-to-market adjustments as of each reporting period, and the impact of foreign currency transaction gains and losses. We have historically had a minimal amount of debt outstanding on which we pay interest. As we have expanded our international operations our exposure to fluctuations in foreign currencies has increased.

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

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
	(in thousands)
Revenue:
Subscription and support	$188,501	$144,108	$100,270
Professional services and other	21,043	16,867	12,347
Total revenue	209,544	160,975	112,617
Cost of revenue:
Subscription and support	46,706	34,351	24,252
Professional services and other	15,137	12,211	8,750
Total cost of revenue	61,843	46,562	33,002
Gross profit	147,701	114,413	79,615
Operating expenses:
Sales and marketing	97,481	78,726	65,907
Research and development	59,391	48,293	35,973
General and administrative	35,602	31,196	25,542
Total operating expenses	192,474	158,215	127,422
Loss from operations	(44,773)	(43,802)	(47,807)
Other income (expense):
Interest income	2,413	361	352
Interest expense	(68)	(55)	(87)
Other income (expense), net	(698)	257	(343)
Total other income (expense), net	1,647	563	(78)
Loss before income tax benefit (expense)	(43,126)	(43,239)	(47,885)
Income tax benefit (expense)	(339)	155	(317)
Net loss	$(43,465)	$(43,084)	$(48,202)
*	See Note 1 of the notes to the consolidated financial statements for a summary of adjustments.

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
	(as a percentage of total revenue)
Revenue:
Subscription and support	90%	90%	89%
Professional services and other	10	10	11
Total revenue	100	100	100
Cost of revenue:
Subscription and support	22	21	22
Professional services and other	7	8	8
Total cost of revenue	29	29	30
Gross profit	71	71	70
Operating expenses:
Sales and marketing	47	49	59
Research and development	28	30	32
General and administrative	17	19	23
Total operating expenses	92	98	114
Loss from operations	(21)	(27)	(44)
Other income (expense):
Interest income	1	0	0
Interest expense	(0)	(0)	(0)
Other income (expense), net	(0)	0	(0)
Total other income, net	1	0	0
Loss before income tax benefit (expense)	(20)	(27)	(44)
Income tax benefit (expense)	(0)	0	(0)
Net loss	(20)%	(27)%	(44)%
*	See Note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenue

	Year Ended December 31,		Change
	2018	2017	Amount	%
		*As Adjusted
	(dollars in thousands)
Subscription and support	$188,501	$144,108	$44,393	31%
Professional services and other	21,043	16,867	4,176	25
Total revenue	$209,544	$160,975	$48,569	30%

Subscription and support revenue increased $44.4 million for the year ended December 31, 2018, primarily due to an increase in the total number of customers, which has grown to over 4,000 as of December 31, 2018, net revenue retention in excess of 100% and continued growth in international revenue, which contributed 19% of total revenue for the year ended December 31, 2018, versus 15% December 31, 2017.

Professional services and other revenue increased $4.2 million for the year ended December 31, 2018, primarily due to the increase in new customers discussed above.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2018	2017	Amount	%
		*As Adjusted
	(dollars in thousands)
Cost of revenue:
Subscription and support	$46,706	$34,351	$12,355	36%
Professional services and other	15,137	12,211	2,926	24
Total cost of revenue	$61,843	$46,562	$15,281	33%
Gross margin percentage:
Subscription and support	75%	76%
Professional services and other	28	28
Total gross margin	70%	71%

Total cost of revenue increased $15.3 million for the year ended December 31, 2018 primarily due to an increase in employee-related costs, web hosting costs and amortization of developed technology.

Subscription and support cost of revenue increased $12.4 million for the year ended December 31, 2018 primarily due to an increase in web hosting and third-party software license costs, employee-related costs, amortization of developed and acquisition-related technology and overhead allocations. Web hosting costs and third-party software license costs increased $5.1 million due to the increase in total customers. Employee-related costs increased $3.4 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $3.4 million due to the continued development of our software platform and amortization of acquisition-related technology. Allocated overhead expenses increased $0.5 million primarily due to higher rent and communication expense.

Professional services and other costs of revenue increased $2.9 million for the year ended December 31, 2018 primarily due to an increase in employee-related costs as we continue to grow our professional services organization to support our customer growth and improve service level offerings.

Operating Expenses

Sales and Marketing

	Year Ended December 31,		Change
	2018	2017	Amount	%
		*As Adjusted
	(dollars in thousands)
Sales and marketing	$97,481	$78,726	$18,755	24%

Sales and marketing expenses increased $18.8 million for the year ended December 31, 2018 primarily due to an increase in employee-related and sales commission costs, expansion of our marketing programs, information technology expenses, overhead allocations, travel and amortization of acquisition-related technology. Employee-related and sales commission costs increased $12.3 million as a result of hiring additional employees domestically and internationally, growth in our customer base and increase in allocated medical insurance costs. Marketing program and travel costs increased $3.2 million due to continued expansion into international and corporate markets. Depreciation and amortization expense increased $1.5 million due to an increase in capital equipment and amortization of acquisition-related identified intangible assets. Allocated overhead expenses increased $1.3 million primarily due to higher rent and maintenance on our facilities. Information technology expenses increased $0.5 million as we continue to automate our internal systems.

Research and Development

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$59,391	$48,293	$11,098	23%

Research and development expenses increased $11.1 million for the year ended December 31, 2018 primarily due to an increase in employee-related costs, outside services, allocated overhead expenses and information technology expenses. Employee-related costs increased $9.8 million as we continue to grow our engineering organization to develop new applications and continue to develop additional features for Canvas and Bridge. Third-party contractor costs increased $0.4 million due to increased use of third-party engineering contractors to assist with product development planning. Allocated overhead expenses increased $0.4 million primarily due to higher rent and maintenance on our facilities. Information technology expenses increased $0.5 million as we continue to automate our internal systems.

General and Administrative

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$35,602	$31,196	$4,406	14%

General and administrative expenses increased $4.4 million for the year ended December 31, 2018 primarily due to an increase in employee-related costs, allowance for doubtful accounts expense, information technology expenses, allocated overhead expenses and travel-related costs and were offset by decreases in the estimated fair value of the contingent liability. Employee-related costs increased $3.4 million as a result of increased stock compensation expense and hiring additional employees domestically and internationally to support continued growth. Allowance for doubtful accounts expense increased $1.2 million in response to aging invoices. Our information technology expenses increased $0.3 million as we continued to automate our internal systems. Allocated overhead and other insignificant items increased $0.6 million primarily due to higher rent and travel expense. Offsetting these increases was a decrease in the estimated fair value of the contingent liability of $1.1 million.

Other Income

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income	$1,647	$563	$1,084	193%

Other income, net includes interest income, interest expense and the impact of foreign currency transaction gains and losses. Other income, net increased $1.1 million for the year ended December 31, 2018, primarily as a result of recognized gross interest income on marketable securities.

Income Tax Benefit (Expense)

	Year Ended December 31,		Change
	2018	2017	Amount	%
		*As Adjusted
	(dollars in thousands)
Income tax benefit (expense)	$(339)	$155	$(494)	-319%

Income tax benefit (expense) consists of current and deferred taxes for U.S. and foreign income taxes. The income tax expense increase in 2018 of $0.5 million compared to 2017 was primarily due to a one-time tax benefit in 2017 related to the acquisition of a business. On December 22, 2017, federal tax legislation was enacted which included lowering the U.S. corporate income tax rate to 21% effective in 2018. We remeasured certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future, which is generally 21%. As we have a full valuation allowance on US deferred assets, the allowance was adjusted accordingly based on the remeasured deferred tax asset and liability position.  As a result, the federal tax legislation had a limited impact on our income tax benefit (expense).

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue

	Year Ended December 31,		Change
	2017	2016	Amount	%
	*As Adjusted	*As Adjusted
	(dollars in thousands)
Subscription and support	$144,108	$100,270	$43,838	44%
Professional services and other	16,867	12,347	4,520	37
Total revenue	$160,975	$112,617	$48,358	43%

Subscription and support revenue increased $43.8 million for the year ended December 31, 2017, primarily due to an increase in the total number of customers, which has grown to over 3,000 as of December 31, 2017, net revenue retention in excess of 100% and continued growth in international revenue, which contributed 15% of total revenue for the year ended December 31, 2017, versus 9% December 31, 2016.

Professional services and other revenue increased $4.5 million for the year ended December 31, 2017, primarily due to the increase in new customers discussed above.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2017	2016	Amount	%
	*As Adjusted	*As Adjusted
	(dollars in thousands)
Cost of revenue:
Subscription and support	$34,351	$24,252	$10,099	42%
Professional services and other	12,211	8,750	3,461	40
Total cost of revenue	$46,562	$33,002	$13,560	41%
Gross margin percentage:
Subscription and support	76%	76%
Professional services and other	28	29
Total gross margin	71	71

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

Operating Expenses

Sales and Marketing

	Year Ended December 31,		Change
	2017	2016	Amount	%
	*As Adjusted	*As Adjusted
	(dollars in thousands)
Sales and marketing	$78,726	$65,907	$12,819	19%

Sales and marketing expenses increased $12.8 million for the year ended December 31, 2017 primarily due to an increase in employee-related and sales commission costs, expansion of our marketing programs, travel, information technology and allocated overhead expenses. Employee-related and sales commission costs increased $10.5 million as a result of hiring of additional employees domestically and internationally and growth in our customer base. Marketing program costs increased $0.5 million due to continued expansion into international and corporate markets and growth in our annual user conference, InstructureCon. Travel and outside contractor costs increased $0.6 million as we continue to expand our sales and marketing organization and grow our customer base. Information technology expenses increased $0.4 million as we continue to automate our internal systems. Allocated overhead expenses increased $0.5 million primarily due to higher rent and communication expense and maintenance on our facilities. Depreciation expense increased $0.3 million due to increases in capital equipment.

Research and Development

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$48,293	$35,973	$12,320	34%

Research and development expenses increased $12.3 million for the year ended December 31, 2017 primarily due to an increase in employee-related costs, information technology, and allocated overhead expenses. Employee-related costs increased $9.2 million, outside contractors and travel increased by $1.7 million primarily due to outsourced development, and information technology expenses increased $0.7 million, as we continue to grow our engineering organization to develop new applications and continue to develop additional features for Canvas and Bridge. Allocated overhead expenses and other insignificant items increased $0.7 million primarily due to higher rent and communication expense and maintenance on our facilities.

General and Administrative

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$31,196	$25,542	$5,654	22%

General and administrative expenses increased $5.7 million for the year ended December 31, 2017 primarily due to an increase in employee-related costs, information technology, third-party services and allocated overhead. Employee-related costs increased $4.0 million as a result of increased stock compensation expense and hiring additional employees domestically and internationally to support continued growth. Our information technology expenses increased $0.8 million as we continue to automate our internal systems. Third-party services increased $0.4 million primarily due to accounting costs relating to our adoption of the new revenue recognition accounting standard, ASU 2014-09, “Revenue from Contracts with Customers: Topic 606”, as amended, or ASC 606, and compliance with Section 404 of the Sarbanes-Oxley Act. Allocated overhead and other insignificant expenses increased $0.5 million primarily due to increased business insurance, higher rent and communication expense, maintenance on our facilities, taxes and depreciation of capital equipment.

Other Income (Expense)

	Year Ended December 31,		Change
	2017	2016	Amount	%
	*As Adjusted	*As Adjusted
	(dollars in thousands)
Other income (expense), net	$563	$(78)	$641	(822)%
*	See Note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Other income (expense), net includes interest income and expense, the change in fair value of warrant liability and the impact of foreign currency transaction gains and losses. Other income (expense), net increased $0.6 million for the year ended December 31, 2017 primarily due to foreign currency transaction gain of $0.8 million offset by the change in fair value of warrant liability, which decreased $0.2 million due to a net decrease in the fair value of the warrant liability for the period.

Liquidity and Capital Resources

As of December 31, 2018, we had $94.3 million of cash and cash equivalents and $58.6 million in short-term marketable securities. We believe our cash, cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2018, we entered into an amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank (“SVB”), which was most recently amended on June 28, 2018. The agreement provides for up to $5.0 million in revolving borrowings with an accordion feature of an additional $30 million. Availability is subject to a formula based upon a certain adjusted quick ratio. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2019, at which time the principal amount of all outstanding advances becomes due and payable. As of December 31, 2018, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to make acquisitions, make distributions and dividends to stockholders, and maintain certain amounts of cash or debt with other financial institutions. The agreement also includes a financial covenant to maintain a certain adjusted quick ratio, reported quarterly. In the event the accordion feature of the line is utilized the covenants convert to a recurring revenue measurement. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of December 31, 2018, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$98	$(21,129)	$(21,608)
Net cash provided by (used in) investing activities	(63,304)	2,231	(31,306)
Net cash provided by financing activities	121,833	10,052	6,982

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

Net cash provided by operating activities during 2018 was $0.1 million, which primarily reflected our net loss of $43.5 million, offset by non-cash expenses including $22.7 million of stock-based compensation and $11.3 million of depreciation, amortization and other insignificant items. Working capital sources of cash included a net increase of $16.4 million in deferred revenue and accounts receivable primarily resulting from the growth in customers during the period. These sources were partially offset by an increase in prepaids and other assets of $2.6 million, a decrease in accounts payable and accrued liabilities of $2.8 million and an increase in deferred commissions of $1.4 million.

Net cash used in operating activities during 2017 was $21.1 million, which primarily reflected our net loss of $43.1 million, offset by non-cash expenses that included $15.7 million of stock-based compensation and $6.9 million of depreciation and other insignificant items. Working capital sources of cash included a net increase of $11.9 million in deferred revenue and accounts receivable primarily resulting from the growth in customers during the period, a $1.0 million increase in deferred rent and a $0.7 million increase in accounts payable and accrued liabilities. These sources were partially offset by an increase in prepaids and other assets of $9.2 million and an increase in deferred commissions of $5.0 million.

Net cash used in operating activities during 2016 was $21.6 million, which primarily reflected our net loss of $48.2 million, offset by non-cash expenses that included $10.7 million of stock-based compensation and $4.1 million of depreciation and other insignificant items. Working capital sources of cash included a net increase of $13.0 million in deferred revenue primarily resulting from the growth in customers during the period and a $3.7 million increase in accounts payable and accrued liabilities.  These sources were partially offset by an increase in deferred rent and other liabilities of $0.8 million and a decrease to deferred commissions of $4.1 million.

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

Net cash used in investing activities during 2018 was $63.3 million, consisting primarily of purchases of marketable securities of $113.9 million, and purchases of property plant and equipment and capitalized software development costs of $11.1 million. These were offset by $61.7 million primarily due to cash maturities from our marketable securities and other insignificant items.

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

Net cash provided by financing activities for 2018 was $121.8 million and consisted of $109.8 million in net proceeds received from a common stock offering, after deducting underwriting discounts and commissions and offering expenses, and $12.5 million in proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options and the purchase of common stock under our employee stock purchase plan, offset by $0.5 million in shares repurchased for tax withholdings on vesting of restricted stock and other insignificant items.

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

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during the course of business. Below is a table that shows the projected outlays as of December 31, 2018:

		Payments due by Period:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$66,541	$8,469	$17,086	$17,373	$23,613

We lease our office facilities under non-cancelable operating leases. As of December 31, 2018, we had leases that expire at various dates through 2029.

Letters of Credit

As of December 31, 2018, we had a total of $2.4 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through November 2027.

Off-Balance Sheet Arrangements

During 2018, 2017 and 2016, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Income Taxes

As of December 31, 2018, we had approximately $262.7 million and $305.7 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2018 for state tax purposes. As of December 31, 2018, we also had federal research and development tax credit carryforwards of approximately $8.5 million and state research and investment credit carryforwards of $3.0 million. If not utilized, the federal and state carryforwards will expire at various dates through 2038.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Due to our cumulative losses, we maintain a full valuation allowance against our net deferred tax assets as of December 31, 2018. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

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

Professional Services and Other

Professional services revenue is derived from implementation, training, and consulting services. Our professional services are typically considered distinct from the related subscription services as the promise to transfer the subscription can be fulfilled independently from the promise to deliver the professional services (i.e., customer receives standalone functionality from the subscription and the customer obtains the intended benefit of the subscription without the professional services). Professional services revenue is typically recognized over time as the services are rendered, using an efforts-expended (labor hours) input method. Implementation services also include nonrefundable upfront setup fees, which are allocated to the remaining performance obligations.

Contracts with Multiple Performance Obligations

Many of our contracts with customers contain multiple performance obligations. We account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (SSP) basis. We determine the standalone selling prices based on our overall pricing objectives by reviewing our significant pricing practices, including discounting practices, geographical locations, the size and volume of our transactions, the customer type, price lists, our pricing strategy, and historical standalone sales. Standalone selling price is analyzed on a periodic basis to identify if we have experienced significant changes in our selling prices.

Deferred Commissions

Sales commissions earned by our sales force, as well as related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally four years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying consolidated statements of operations.

Deferred Revenue

Deferred revenue consists of billings and payments received in advance of revenue recognition generated by our subscription and support services and professional services and other, as described above. ASC 606 introduced the concept of contract liabilities, which is substantially similar to deferred revenue under previous accounting guidance.

Stock-Based Compensation

We account for all stock options and awards granted to employees and nonemployees using a fair value method. Stock-based compensation is recognized as an expense and is measured at the fair value of the award. The measurement date for employee awards is generally the date of the grant. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis for awards with only a service condition, and using the accelerated attribution method for awards with both a performance and service condition. Forfeitures are accounted for as they occur.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2018, we had cash, cash equivalents and investments of $153.0 million consisting of cash, marketable securities and money market accounts in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

INSTRUCTURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Instructure, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Instructure, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2019 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers in 2018 due to the full retrospective adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.

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

February 20, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Instructure, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Instructure Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Instructure, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Instructure, Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, of the Company and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 20, 2019

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2018	2017
		*As Adjusted
Assets
Current assets:
Cash and cash equivalents	$94,320	$35,693
Short term marketable securities	58,630	5,697
Accounts receivable—net of allowance of $1,092 and $318 at December 31, 2018 and 2017, respectively	35,514	34,312
Prepaid expenses	13,918	11,492
Deferred commissions	8,226	7,086
Other current assets	2,019	2,419
Total current assets	212,627	96,699
Property and equipment, net	27,388	23,926
Goodwill	12,354	12,354
Intangible assets, net	6,262	9,048
Noncurrent prepaid expenses	3,516	2,939
Deferred commissions, net of current portion	11,404	11,160
Other assets	446	497
Total assets	$273,997	$156,623
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,581	$2,892
Accrued liabilities	9,809	13,702
Deferred rent	1,329	936
Deferred revenue	117,298	99,773
Total current liabilities	132,017	117,303
Deferred revenue, net of current portion	3,372	1,889
Deferred rent, net of current portion	10,150	9,201
Other long-term liabilities	20	1,286
Total liabilities	145,559	129,679
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000 shares authorized as of December 31, 2018 and 2017; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, par value of $0.0001 per share; 200,000 shares authorized as of December 31, 2018 and 2017; 35,386 shares issued and outstanding as of December 31, 2018; 30,860 shares issued and outstanding at December 31, 2017	3	3
Additional paid-in capital	395,865	250,899
Accumulated other comprehensive loss	(8)	(1)
Accumulated deficit	(267,422)	(223,957)
Total stockholders’ equity	128,438	26,944
Total liabilities and stockholders’ equity	$273,997	$156,623
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Revenue:
Subscription and support	$188,501	$144,108	$100,270
Professional services and other	21,043	16,867	12,347
Total revenue	209,544	160,975	112,617
Cost of revenue:
Subscription and support	46,706	34,351	24,252
Professional services and other	15,137	12,211	8,750
Total cost of revenue	61,843	46,562	33,002
Gross profit	147,701	114,413	79,615
Operating expenses:
Sales and marketing	97,481	78,726	65,907
Research and development	59,391	48,293	35,973
General and administrative	35,602	31,196	25,542
Total operating expenses	192,474	158,215	127,422
Loss from operations	(44,773)	(43,802)	(47,807)
Other income (expense):
Interest income	2,413	361	352
Interest expense	(68)	(55)	(87)
Other income (expense), net	(698)	257	(343)
Total other income (expense), net	1,647	563	(78)
Loss before income tax benefit (expense)	(43,126)	(43,239)	(47,885)
Income tax benefit (expense)	(339)	155	(317)
Net loss	$(43,465)	$(43,084)	$(48,202)
Net loss per common share, basic and diluted	$(1.27)	$(1.47)	$(1.73)
Weighted-average common shares used in computing basic and diluted net loss per common share attributable to common stockholders	34,248	29,401	27,838
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Net loss	$(43,465)	$(43,084)	$(48,202)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities	(7)	11	(12)
Comprehensive loss	$(43,472)	$(43,073)	$(48,214)
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common					Accumulated		Total
	Stock, $0.001		Common		Additional	Other	Accumulated	Stockholders’
	Par Value		Treasury Stock		Paid-In	Comprehensive	Deficit	Equity
	Shares	Amount	Shares	Amount	Capital	Income	*As Adjusted	*As Adjusted
Balances at December 31, 2015	28,368	4	(1,128)	(1)	188,517	—	(132,418)	56,102
Issuance of common stock under employee stock purchase plans	1,051	—	—	—	7,009	—	—	7,009
Vesting of common stock subject to repurchase	—	—	—	—	25	—	—	25
Vested restricted stock units, net	185	—	—	—	—	—	—	—
Shares withheld for tax withholding on vesting of restricted stock	—	—	—	—	(27)	—	—	(27)
Stock-based compensation	—	—	—	—	10,674	—	—	10,674
Retirement of treasury stock	(1,128)	(1)	1,128	1	—	—	—	—
Exercise of common stock warrant	78	—	—	—	244	—	—	244
Unrealized loss on marketable securities	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(48,202)	(48,202)
Balances at December 31, 2016	28,554	3	—	—	206,442	(12)	(180,620)	25,813
Cumulative-effect of change in accounting policy					253		(253)	—
Exercise of common stock options	1,083	—	—	—	5,371	—	—	5,371
Vesting of restricted stock units, net	465	—	—	—	—	—	—	—
Purchase of ESPP shares	254	—	—	—	5,004	—	—	5,004
Stock-based compensation	—	—	—	—	15,670	—	—	15,670
Common stock and options issued in acquisition	504	—	—	—	18,451	—	—	18,451
Unrealized gain on marketable securities	—	—	—	—	—	11	—	11
Shares withheld for tax withholding on vesting of restricted stock	—	—	—	—	(292)	—	—	(292)
Net loss	—	—	—	—	—	—	(43,084)	(43,084)
Balances at December 31, 2017	30,860	3	—	—	250,899	(1)	(223,957)	26,944
Exercise of common stock options	845	—	—	—	6,281	—	—	6,281
Vesting of restricted stock units, net	601	—	—	—	—	—	—	—
Purchase of ESPP shares	203	—	—	—	6,186	—	—	6,186
Stock-based compensation	—	—	—	—	23,115	—	—	23,115
Common stock and options issued in acquisition	2	—	—	—	—	—	—	—
Secondary offering	2,875	—	—	—	109,789	—	—	109,789
Unrealized gain on marketable securities	—	—	—	—	—	(7)	—	(7)
Shares withheld for tax withholding on vesting of restricted stock	—	—	—	—	(405)	—	—	(405)
Net loss	—	—	—	—	—	—	(43,465)	(43,465)
Balances at December 31, 2018	35,386	$3	—	$—	$395,865	$(8)	$(267,422)	$128,438
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Operating Activities:
Net loss	$(43,465)	$(43,084)	$(48,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	8,749	6,187	3,981
Amortization of intangible assets	2,786	572	405
Amortization of deferred financing costs	19	31	46
Change in fair value of mark-to-market liabilities	(1,266)	97	(62)
Stock-based compensation	22,747	15,670	10,674
Other	(437)	(17)	92
Changes in assets and liabilities:
Accounts receivable, net	(2,643)	(14,882)	(8,733)
Prepaid expenses and other assets	(2,553)	(9,176)	(416)
Deferred commissions	(1,384)	(4,990)	(4,084)
Accounts payable and accrued liabilities	(2,805)	740	3,732
Deferred revenue	19,008	26,763	21,778
Deferred rent	1,342	992	(474)
Other liabilities	—	(32)	(345)
Net cash provided by (used in) operating activities	98	(21,129)	(21,608)
Investing Activities:
Purchases of property and equipment	(11,132)	(15,750)	(7,021)
Purchases of intangible assets	—	(310)	(721)
Proceeds from disposal of property and equipment	88	76	63
Purchases of marketable securities	(113,860)	(11,085)	(28,752)
Maturities of marketable securities	61,600	29,300	5,125
Net cash provided by (used in) investing activities	(63,304)	2,231	(31,306)
Financing Activities:
Proceeds from common stock offerings, net of offering costs	109,789	—	—
Proceeds from issuance of common stock from employee equity plans	12,467	10,375	7,009
Shares repurchased for tax withholdings on vesting of restricted stock	(405)	(292)	(27)
Payments of line of credit financing costs	(18)	(31)	—
Net cash provided by financing activities	121,833	10,052	6,982
Net increase (decrease) in cash and cash equivalents	58,627	(8,846)	(45,932)
Cash and cash equivalents, beginning of period	35,693	44,539	90,471
Cash and cash equivalents, end of period	$94,320	$35,693	$44,539
Supplemental cash flow disclosure:
Cash taxes paid	$198	$276	$163
Non-cash investing and financing activities:
Issuance of common stock for exercise of common stock warrant	$—	$—	$244
Capital expenditures incurred but not yet paid	$373	$274	$174
Issuance of common stock for acquisition	$—	$18,451	$—
Vesting of common stock subject to repurchase	$—	$—	$25
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Organization

Instructure provides innovative applications for learning, assessment, development and engagement. We enable organizations worldwide to develop, deliver, manage and track engaging academic and employee development programs. We offer our platform through a Software-as-a-Service, or SaaS, business model. We were incorporated in the state of Delaware in September 2008. We are headquartered in Salt Lake City, Utah, and have wholly-owned subsidiaries in the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil, Mexico and Hungary.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers as discussed in Note 1. All amounts and disclosures set forth in this Form 10-K have been updated to comply with the new standard, as indicated by the “as adjusted” column heading.

Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Such estimates, which we evaluate on an on-going basis, include allowances for doubtful accounts, useful lives for property and equipment and intangible assets, valuation of marketable securities, valuation allowances for net deferred income tax assets, valuation of stock-based compensation and common stock, the fair value of contingent liability, the standalone selling price of performance obligations and the determination of the period of benefit for deferred commissions. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and common stock warrants are considered to be common stock equivalents.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Numerator:
Net loss	$(43,465)	$(43,084)	$(48,202)

Denominator:
Weighted-average common shares outstanding—basic	34,248	29,401	27,852
Less: Weighted-average common stock subject to repurchase	—	—	(14)
Total weighted-average common shares outstanding—basic	34,248	29,401	27,838
Dilutive effect of share equivalents resulting from stock options, unvested restricted stock awards and common stock warrants	—	—	—
Weighted-average common shares outstanding-diluted	34,248	29,401	27,838
Net loss per common share	$(1.27)	$(1.47)	$(1.73)

For the years ended December 31, 2018, 2017 and 2016, we incurred net losses and, therefore, the effect of our outstanding options to purchase common stock, common stock warrants and restricted stock units were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	Year Ended December 31,
	2018	2017	2016

Options to purchase common stock	1,303	2,010	3,106
Common stock warrants	—	17	17
Restricted stock units	1,690	1,514	1,133
Total	2,993	3,541	4,256

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

The following table depicts the largest customers’ outstanding net accounts receivable balance as a percentage of the total outstanding net accounts receivable balance:

	Year Ended December 31,
	2018	2017

Customer A	14.0%	10.0%

There were no other customers with outstanding net accounts receivable balances as a percentage of the total outstanding net accounts receivable balance greater than 10% as of December 31, 2018 and 2017.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

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

Marketable Securities

We hold investments in marketable securities, consisting of corporate debt securities and commercial paper. We classify our marketable securities as available-for-sale investments as we neither buy and hold securities for the purpose of selling them in the near future nor intend to hold securities to maturity. We classify our marketable securities as short term on the consolidated balance sheets for all purchased investments with contractual maturities that are less than one year as of the balance sheet date. Our marketable securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income in stockholders’ equity. Unrealized losses are charged against other income (expense), net when a decline in fair value is determined to be other-than-temporary. We have not recorded any such impairment charge in the periods presented. We determine realized gains or losses on sale or maturity of marketable securities on a specific identification method, and record such gains or losses as other income (expense), net.

Accounts Receivable

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. When management becomes aware of circumstances that may decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. For all other customers, management determines the adequacy of the allowance based on historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. Account balances are written off against the allowance for doubtful accounts receivable when the potential for recovery is remote. Recoveries of receivables previously written off are recorded when payment is received. Unbilled receivable balances as of December 31, 2018 and 2017 were $6,032,000 and $4,177,000, respectively.

The following is a roll-forward of our allowance for doubtful accounts (in thousands):

	Balance	Charged to		Balance at
	Beginning	Costs or		End of
	of Period	Expenses	Deductions(1)	Period
Allowance for Doubtful Accounts
Year ended December 31, 2018	$318	$1,399	$(625)	$1,092
Year ended December 31, 2017	$241	$197	$(120)	$318
Year ended December 31, 2016	$225	$262	$(246)	$241

(1)	Deductions include actual accounts written-off, net of recoveries and revaluations.

Property and Equipment and Intangible Assets

Property and equipment are stated at cost less accumulated depreciation. Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

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

Certain costs incurred to develop software applications used in the cloud-based learning, assessment, development and engagement system are capitalized and included in property and equipment, net on the balance sheets. Capitalizable costs consist of (1) certain external direct costs of materials and services incurred in developing or obtaining internal-use software; and (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage, or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs, are expensed as incurred. Costs that cannot be separated between the maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred. Costs incurred during the application development stage that significantly enhance and add new functionality to the cloud-based learning, assessment, development and engagement system are capitalized as capitalized software development costs. Capitalization begins when: (1) the preliminary project stage is complete; (2) management with the relevant authority authorizes and commits to the funding of the software project; (3) it is probable the project will be completed; (4) the software will be used to perform the functions intended; and (5) certain functional and quality standards have been met.

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

Fair Value

Our short-term financial instruments include accounts receivable, accounts payable and accrued liabilities and are carried on the consolidated financial statements as of December 31, 2018 and 2017 at amounts that approximate fair value due to their short-term maturity dates.

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

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Change in Fair-Value of Contingent Liability

We remeasure the estimated carrying value of the contingent liability each quarter, with any changes in the estimated fair value recorded within general and administrative expense on the statements of operations. The fair value is determined using significant unobservable inputs with a Monte Carlo simulation model. We remeasured the contingent liability at December 31, 2018, and as of that date we had $20,000 accrued in other long-term liabilities in connection with the estimated contingent liability associated with the acquisition of Practice (as defined below). Refer to Note 3—Acquisition for details.

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

Professional Services and Other

Professional services revenue is derived from implementation, training, and consulting services. Our professional services are typically considered distinct from the related subscription services as the promise to transfer the subscription can be fulfilled independently from the promise to deliver the professional services (i.e., customer receives standalone functionality from the subscription and the customer obtains the intended benefit of the subscription without the professional services). Professional services revenue is typically recognized over time as the services are rendered, using an efforts-expended (labor hours) input method. Implementation services also include nonrefundable upfront setup fees, which are allocated to the remaining performance obligations.

Contracts with Multiple Performance Obligations

Many of our contracts with customers contain multiple performance obligations. We account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (SSP) basis. We determine the standalone selling prices based on our overall pricing objectives by reviewing our significant pricing practices, including discounting practices, geographical locations, the size and volume of our transactions, the customer type, price lists, our pricing strategy, and historical standalone sales. Standalone selling price is analyzed on a periodic basis to identify if we have experienced significant changes in our selling prices.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Deferred Commissions

Sales commissions earned by our sales force, as well as related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally four years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying consolidated statements of operations.

Deferred Revenue

Deferred revenue consists of billings and payments received in advance of revenue recognition generated by our subscription and support services and professional services and other, as described above. ASC 606 introduced the concept of contract liabilities, which is substantially similar to deferred revenue under previous accounting guidance.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expenses totaled $11,387,000, $9,274,000, and $8,673,000 for 2018, 2017 and 2016, respectively.

Stock-Based Compensation

The Company accounts for all stock options and awards granted to employees and nonemployees using a fair value method. Stock-based compensation is recognized as an expense and is measured at the fair value of the award. The measurement date for employee awards is generally the date of the grant. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis for awards with only a service condition, and using the accelerated attribution method for awards with both a performance and service condition. Forfeitures are accounted for as they occur.

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

•	Expected Dividend Yield. We have not paid and do not expect to pay dividends for the foreseeable future.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in a foreign currency are revalued into U.S. dollars at the exchange rates in effect at the balance sheet dates. Income and expense accounts are revalued on the date of the transaction using the exchange rate in effect on the transaction date. Non-monetary assets, liabilities, and equity transactions are converted at historical exchange rates in effect at the time of the transaction. Foreign currency transaction gains and losses are recorded in other income (expense), net. During 2018, a net foreign currency transaction loss of $794,000 was recorded on the consolidated statements of operations. During 2017, a net foreign currency transaction gain of $466,000 was recorded on the consolidated statements of operations. During 2016, a net foreign currency transaction loss of $392,000 was recorded on the consolidated statements of operations.

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

Income Taxes

Deferred tax assets and liabilities are accounted for using the asset and liability method and represent the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to be in effect when these temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2018 and 2017, the majority of our deferred tax assets were offset by a valuation allowance. We recognize interest and penalties as a component of income tax expense.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

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

We applied Topic 606 retrospectively using the following practical expedients in paragraph ASC 606-10-65-1(f). We do not disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when we expect to recognize that amount as revenue for all reporting periods presented before the date of the initial application – i.e. January 1, 2018. Further, we do not retrospectively restate contracts modified before the beginning of the earliest reporting period presented but reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented.

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

Select audited consolidated statement of operations line items, which reflect the adoption of Topic 606, are as follows (in thousands):

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

	Year ended December 31, 2017
	As previously reported	Adjustments	As adjusted
Revenue:
Subscription and support	$139,925	$4,183	$144,108
Professional services and other	18,881	(2,014)	16,867
Total revenue	158,806	2,169	160,975
Cost of revenue:
Professional services and other	12,026	185	12,211
Gross profit	112,429	1,984	114,413
Operating expenses:
Sales and marketing	83,716	(4,990)	78,726
Loss before income tax benefit (expense)	(50,213)	6,974	(43,239)
Income tax expense	391	(236)	155
Net loss	(49,822)	6,738	(43,084)
Net loss per common share, basic and diluted	(1.69)	0.22	(1.47)

	Year ended December 31, 2016
	As previously reported	Adjustments	As adjusted
Revenue:
Subscription and support	$97,115	$3,155	$100,270
Professional services and other	13,765	(1,418)	12,347
Total revenue	110,880	1,737	112,617
Cost of revenue:
Professional services and other	8,497	253	8,750
Gross profit	78,131	1,484	79,615
Operating expenses:
Sales and marketing	69,991	(4,084)	65,907
Other income (expense):
Other income (expense), net	(353)	10	(343)
Loss before income tax benefit (expense)	(53,401)	5,516	(47,885)
Income tax expense	(167)	(150)	(317)
Net loss	(53,568)	5,366	(48,202)
Net loss per common share, basic and diluted	(1.92)	0.19	(1.73)

Select audited consolidated statement of cash flows line items, which reflect the adoption of Topic 606, are as follows (in thousands):

	Year ended December 31, 2017
	As previously reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(49,822)	$6,738	$(43,084)
Accounts receivable, net	(12,830)	(2,052)	(14,882)
Prepaid expenses and other assets	(9,599)	423	(9,176)
Deferred commissions	—	(4,990)	(4,990)
Deferred revenue	26,882	(119)	26,763
Net cash used in operating activities	(21,129)	—	(21,129)

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

	Year ended December 31, 2016
	As previously reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(53,568)	$5,366	$(48,202)
Accounts receivable, net	(8,837)	104	(8,733)
Prepaid expenses and other assets	(818)	402	(416)
Deferred commissions	—	(4,084)	(4,084)
Deferred revenue	23,566	(1,788)	21,778
Net cash used in operating activities	(21,608)	—	(21,608)

Issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use, or ROU, asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the financial statements. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of 2019. The Company anticipates this standard will have a significant impact on the Company’s consolidated balance sheets. However, the Company does not expect the adoption to have a significant impact on the consolidated statements of operations and comprehensive loss. Based upon the analysis completed to date, the Company currently expects the most significant impact will be the recognition of ROU assets and lease liabilities for the ongoing leases.

2. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017

Computer and office equipment	$6,204	$5,726
Purchased software	1,071	1,071
Capitalized software development costs	22,181	14,755
Furniture and fixtures	4,688	3,924
Leasehold improvements and other	15,632	13,379
	49,776	38,855
Less accumulated depreciation and amortization	(22,388)	(14,929)
Total	$27,388	$23,926

Accumulated amortization for capitalized software development costs was $9,035,000 and $4,570,000 at December 31, 2018 and 2017, respectively. Amortization expense for capitalized software development costs for the years ended December 31, 2018, 2017 and 2016 was $4,563,000, $2,486,000 and $1,368,000, respectively, and is recorded within subscription and support cost of revenue on the consolidated statements of operations.

3. Acquisition

In November 2017, we acquired Practice XYZ, Inc. (“Practice”), for the purpose of enhancing our learning management system and human capital management offerings. We have included the operating results of the business combination in our consolidated financial statements since the date of the acquisition. The acquisition did not have a material effect on the revenue or earnings on the consolidated statement of operations for the reporting periods presented.  The pro forma results as if the acquisition had taken place on the first day of 2017 were not materially different from the amounts reflected in the accompanying consolidated financial statements.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The following table summarizes the estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration
Cash paid	$102
Common stock	17,715
Practice option conversion	736
Contingent liability	1,164
Fair value of total consideration	$19,717

Identifiable assets acquired
Cash	$100
Accounts receivable	98
Unbilled accounts receivable	418
Other current assets	108
Fixed assets: computers	26
Intangible assets: developed technology	5,320
Intangible assets: trade name	320
Intangible assets: customer lists	2,910
Total assets acquired	$9,300

Liabilities assumed
Accounts payable	$49
Accrued liabilities	58
Deferred revenue	263
Deferred tax liability, net	578
Total liabilities assumed	$948

Goodwill	11,365
Total purchase consideration	$19,717

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill generated from this transaction is attributable to the expected synergies to be achieved upon consummation of the business combination and the assembled workforce value. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. A portion of the goodwill, in the amount of $776,000, is deductible for U.S. income tax purposes and will amortized over its remaining useful life of 150 months.

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

The net deferred tax liability from this acquisition provided a source of additional income to support the realizability of our pre-existing deferred tax assets and as a result, we released a portion of our valuation allowance. This resulted in an income tax benefit of $578,000 and an increase to goodwill of the same amount.

We will pay additional consideration, the contingent liability, up to $10,000,000 in cash upon the successful achievement of specified booking targets through December 31, 2019. Of the $10,000,000 of possible consideration, $7,000,000 is subject to a 50% bookings target floor and payout is based upon the pro rata achievement of specified booking targets.  The remaining $3,000,000 of contingent liability consideration is payable based upon 150% attainment of specified booking targets.  As of December 31, 2018, we have accrued $20,000 in estimated potential future contingent liability payable to Practice. The fair value of the contingent liability was determined using significant unobservable inputs with a Monte Carlo simulation model. No contingent liability will be paid if specified booking targets are not achieved.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

4. Goodwill and Intangible Assets

Goodwill was $12,354,000 as of December 31, 2018 and 2017.

Intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining	December 31,
	Useful Life	2018	2017

Domain names	15 Months	$1,268	$1,268
Trademarks	56 Months	120	120
Software	12 Months	620	620
Capitalized learning content	34 Months	400	400
Trade names	23 Months	320	320
Developed technology	35 Months	5,320	5,320
Customer relationships	23 Months	2,910	2,910
Accumulated amortization		(4,696)	(1,910)
Total		$6,262	$9,048

Amortization expense for intangible assets was $2,786,000, $572,000 and $405,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Amortization expense for capitalized learning content and developed technology is recorded within cost of revenue on the consolidated statements of operations.

Based on the recorded intangible assets at December 31, 2018, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
2019	$2,626
2020	2,386
2021	1,250
Total	$6,262

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis (in thousands).

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$31,977	$3	$(7)	$31,973
Government treasury bills	26,661	—	(5)	26,656
	$58,638	$3	$(12)	$58,629

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,698	$—	$(1)	$5,697
	$5,698	$—	$(1)	$5,697

There were no gross realized gains or losses from the sale or maturity of marketable securities during 2018, 2017 and 2016, respectively.

During the years ended December 31, 2018, 2017 and 2016, we recognized gross interest income on securities of $727,000, $179,000 and $281,000, respectively. Interest income was inclusive of accretion income of $742,000, $67,000 and $28,000 during 2018, 2017 and 2016, respectively, and offset by amortization expense of $46,000, $28,000 and $70,000 during 2018, 2017 and 2016, respectively, and was reported net within interest income on the consolidated statements of operations

The estimated fair value of investments by contractual maturity is as follows (in thousands):

	December 31,
	2018	2017

Due within one year	$58,629	$5,697
Total	$58,629	$5,697

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

The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, change our business, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates. The agreement also includes a financial covenant requiring the achievement of minimum bookings on a trailing three-month basis, tested monthly. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility, and foreclose on the collateral. Amounts borrowed under the credit facility are secured by a first priority security interest in substantially all of our assets other than intellectual property and more than 65% of the capital stock of any of our foreign subsidiaries.

In June 2017, we entered into a second amended and restated loan and security agreement for a period of 12 months. The aggregate revolver borrowings were $15.0 million (subject to increase to $35.0 million, based on the borrowings base calculation) through its maturity date in June 2018.

In June 2018, we entered into a second amendment to the second amended and restated loan and security agreement for a period of 12 months.  The aggregate revolver borrowings are $5.0 million (subject to increase to $35.0 million, based on the borrowing base calculation) so long as we are in compliance with all terms and conditions under the credit facility.  Including a minimum adjusted quick ratio that is measured each quarter.  During the continuance of an event of default, the lender may accelerate amounts outstanding, terminate the credit facility, and foreclose on the collateral.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

7. Geographic Data and Revenue

We have one operating segment, which is our cloud-based learning, assessment, development and engagement systems. Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
United States	$169,643	$137,563	$102,017
Foreign	39,901	23,412	10,600
Total revenue	$209,544	$160,975	$112,617
Percentage of revenue generated outside of the United States	19%	15%	9%
*	See Note 1 for a summary of adjustments

Deferred Revenue and Performance Obligations

During the year ended December 31, 2018, 45% to 55% of revenue recognized was included in our deferred revenue balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2018, approximately $466 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 69% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

8. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $19,630,000 and $18,246,000 as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018, 2017 and 2016, amortization expense for deferred commissions was $10,088,000, $7,231,000 and $5,173,000, respectively, and there was no impairment of deferred commissions during these periods.

9. Stockholders’ Equity

Common Stock

We had 200,000,000 shares of $0.0001 par value common stock authorized as of December 31, 2018 and 2017. There were 35,385,810 and 30,860,241 common shares issued at December 31, 2018 and 2017, respectively. There were no shares of common stock held in treasury at December 31, 2018 and 2017. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through December 31, 2018.

Common Stock Warrants

In November 2012, we issued a warrant to purchase 70,000 shares of common stock in connection with the credit facility. The warrant was fully exercisable with a ten-year term and an exercise price of $0.99 per share. This warrant was classified as stockholders’ equity on the consolidated balance sheets.

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

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

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

In March 2018, the remaining outstanding warrants to purchase shares of common stock were cancelled due to the Company renegotiating the terms of the restated loan and security agreement with the credit facility. There was an insignificant gain related to the extinguishment of the common stock warrant liability which was recognized in other income (expense) on the consolidated statements of operations.

The following table summarizes information about common stock warrants outstanding as of December 31, 2018 and 2017 (in thousands, except per share amounts):

		Number of Shares Underlying Common Stock Warrants as of
		December 31,
Warrants to Purchase	Years of Expiration	2018	2017	Exercise Price

Common stock	2024	—	17	$4.47

Preferred Stock

Our amended and restated certificate of incorporation authorizes shares of undesignated preferred stock. As of December 31, 2018 and 2017, we had 10,000,000 shares of $0.0001 par value preferred stock authorized, of which no shares were issued or outstanding at December 31, 2018 and 2017.

10. Stock-Based Compensation

The 2010 Equity Incentive Plan (the “2010 Plan”) was terminated in connection with our IPO, and accordingly no shares are available for issuance under the 2010 Plan.  However, any outstanding options granted under the 2010 Plan will remain outstanding, subject to the terms of the 2010 Plan and stock options agreements, until such outstanding options are exercised or until they terminate or expire by their terms. The 2010 Plan provided for the grant of incentive stock options, nonqualified options, stock appreciation rights, and shares of restricted stock to our employees, officers, directors and outside consultants. As of December 31, 2018, 876,773 options to purchase common stock remained outstanding under the 2010 Plan.

In August 2015, our board of directors adopted the 2015 Equity Inventive Plan (the “2015 Plan”) and our stockholders approved the 2015 Plan in October 2015. The 2015 Plan became effective in connection with the IPO and provides for the grant of incentive stock options, nonqualified options, restricted stock units, stock appreciation rights, and shares of restricted stock. As of December 31, 2018, there were 5,899,425 shares of common stock authorized under the 2015 Plan. The 2015 Plan also provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2016 and continuing through and including January 1, 2025, by 4.5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capital structure. As of December 31, 2018, 1,690,446 RSUs remained outstanding under the 2015 Plan and 2,478,979 shares remaining for future grants. As of December 31, 2018, there were options to purchase 424,846 shares of common stock outstanding under the 2015 Plan.

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

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

In August 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). Our stockholders approved the ESPP in October 2015, which became effective on the date of the IPO. A total of 333,333 shares of our common stock were initially reserved for issuance under the ESPP. The number of shares reserved for issuance will increase automatically each year, beginning January 1, 2016 through and including January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; 333,333 shares of common stock; or such lesser number as determined by our board of directors. As of December 31, 2018, there were 1,199,872 shares authorized under the ESPP. The plan allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Our board of directors approves the ESPP offerings. Each offering need not be identical, but may not exceed 27 months and may specify one or more shorter purchase periods within the offering.

On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. During the year ended December 31, 2018, we issued 203,434 shares under the ESPP, with a weighted-average purchase price per share of $30.41. Total cash proceeds from the purchase of shares under the 2015 ESPP in 2018 was $6,186,342. As of December 31, 2018, 457,799 shares are reserved for future issuance under the ESPP.

The following table summarizes the assumptions relating to our stock options and ESPP purchase rights used in a Black Scholes option pricing model:

	Year Ended December 31,
	2018	2017	2016

Employee Stock Options
Dividend yield	None	None	None
Volatility	46.02%—46.57%	62.95%—63.10%	65.87%
Risk-free interest rate	2.50%—2.84%	2.12%—2.30%	1.4%
Expected life (years)	6.1	6.1—6.2	6.1
Fair value of common stock	$16.39—$20.57	$12.93—$13.37	$13.79
Employee Stock Purchase Plan
Dividend yield	None	None	None
Volatility	33.94%—45.46%	25.08%—29.89%	46.95%—59.71%
Risk-free interest rate	2.1%—2.38%	1.07%—1.45%	0.35%—0.60%
Expected life (years)	0.5	0.5	0.5
Fair value of common stock	$38.14—$42.65	$27.00—$33.90	$18.43—$20.05

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016

Options	$2,867	$3,806	$4,102
Restricted stock units	17,560	9,969	4,561
Employee stock purchase plan	2,320	1,895	2,011
Total stock-based compensation	$22,747	$15,670	$10,674

	Year Ended December 31,
	2018	2017	2016

Subscription and support cost of revenue	$1,235	$762	$488
Professional services and other cost of revenue	975	596	474
Sales and marketing	6,022	4,331	3,030
Research and development	8,338	6,023	3,862
General and administrative	6,177	3,958	2,820
Total stock-based compensation	$22,747	$15,670	$10,674

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The following table summarizes the stock option activity for the year ended December 31, 2018 (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at January 1, 2018	2,010	$9.09	6.5	$48,266
Granted	243	34.72
Exercised	(845)	7.44
Forfeited or cancelled	(105)	19.63
Outstanding at December 31, 2018	1,303	14.09	6.5	30,552
Vested and expected to vest—December 31, 2018	1,303	14.09	6.5	30,552
Exercisable at December 31, 2018	970	9.25	5.9	27,418

The follow table summarizes the activity of our unvested stock options for the year ended December 31, 2018 (in thousands, except per share amounts):

		Weighted-
		Average
	Shares	Grant Date
	Underlying	Fair Value
	Options	Per Share
Unvested at January 1, 2018	482	$5.60
Granted	243	34.72
Vested	(362)	12.87
Forfeited	(97)	20.47
Unvested at December 31, 2018	266	16.89

The weighted-average grant-date fair value of each option granted during 2018, 2017 and 2016 was $34.72, $21.83 and $8.29, respectively. The total intrinsic value of options exercised was $27,546,000, $25,947,000, and $12,214,000 during 2018, 2017 and 2016, respectively. The total fair value of options vested during 2018, 2017 and 2016 was $2,779,000, $4,254,000, $4,877,000, respectively.

As of December 31, 2018 and 2017, we had $4,276,000 and $4,342,000, respectively, of unrecognized stock-based compensation costs related to non-vested options that are expected to be recognized over a weighted-average period of 2.7 years and 2.1 years, respectively.

As of December 31, 2018 and 2017, we had $1,188,000 and $977,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the remaining term of the current offering period through May 31, 2019.

RSUs vest upon achievement of a service condition and, in some cases, a performance condition. As soon as practicable following each vesting date, we will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. The service condition is a time-based condition met over a vesting period, as determined by our board of directors, which generally ranges from one to four years. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $50,610,000 at December 31, 2018. That cost is expected to be recognized over a weighted-average period of 2.8 years as of December 31, 2018. As of December 31, 2018, there are 3,408,000 RSUs expected to vest with an aggregate intrinsic value of $55,697,000. The total fair value of RSUs vested was approximately $24,979,000 and $13,848,000 during 2018 and 2017, respectively.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The activity for RSUs for the year ended December 31, 2018 is as follows (in thousands, except per share amounts):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at January 1, 2018	1,515	$22.88
Granted	1,177	40.32
Vested	(609)	24.90
Cancelled	(393)	28.99
Unvested and outstanding at December 31, 2018	1,690	32.87

11. Income Taxes

Loss before provision for income taxes was as follows:

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
	(in thousands)
United States	$(38,205)	$(35,176)	$(37,591)
Foreign	(4,921)	(8,063)	(10,294)
Total	$(43,126)	$(43,239)	$(47,885)

The components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
	(in thousands)
Current:
Federal	$—	$—	$—
State	35	27	49
Foreign	192	215	183
Total	227	242	232
Deferred:
Federal	6	(632)	24
State	2	(6)	3
Foreign	104	241	58
Total	112	(397)	85
Provision (benefit) for income taxes	$339	$(155)	$317

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The following reconciles the differences between income taxes computed at the federal statutory rate of 21% and the provision for income taxes:

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
	(in thousands)
Expected income tax benefit at the federal statutory rate	$(9,056)	$(14,700)	$(16,275)
State tax net of federal benefit	(4,001)	(3,909)	(1,573)
Stock-based compensation	(4,426)	(10,202)	1,101
Stock warrant liability	(26)	32	(21)
Difference in foreign tax rates	(589)	1,152	1,408
Research and development credits	(2,236)	(1,636)	(552)
Change in valuation allowance	20,656	6,124	16,018
Change in tax rate	—	22,721	—
Other	17	263	211
Income tax provision (benefit)	$339	$(155)	$317

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$78,356	$61,954	$53,851
Research and development credits	7,075	4,211	2,027
Accruals and reserves	2,644	1,558	2,760
Depreciation	847	453	419
Stock-based compensation	2,377	1,986	2,310
Total deferred tax assets	91,299	70,162	61,367
Deferred tax liabilities:
Depreciation and amortization	(1,697)	(2,351)	(111)
Deferred commissions	(5,159)	(4,738)	(4,756)
Capitalized costs	(3,568)	(2,743)	(1,774)
Total deferred tax liabilities	(10,424)	(9,832)	(6,641)
Valuation allowance	(81,421)	(60,765)	(54,979)
Net deferred tax assets	$(546)	$(435)	$(253)

At December 31, 2018, we had $78,356,000 in tax-effected federal, state and foreign net operating loss carryforwards that, if unused, begin expiring in 2019. Additionally, at December 31, 2018, we had $11,508,000 in income tax credits, consisting primarily of federal and state research and development tax credits. These tax credits, if unused, begin expiring in 2023.

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

The valuation allowance increased by $20,656,000 and $6,124,000 in 2018 and 2017, respectively, due to the increase in the deferred tax assets primarily due to the increase in the net operating loss carryforwards.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

U.S. income taxes on the undistributed earnings of our non-U.S. subsidiaries have not been provided for as we currently plan to indefinitely reinvest these amounts and have the ability to do so. Cumulative undistributed foreign earnings were not material at December 31, 2018 and December 31, 2017.

We have federal net operating loss carryforwards of $262,702,000 and $207,853,000 at December 31, 2018 and 2017, respectively, which expire at various dates through 2038.

We have federal research and development credit carryforwards of $8,500,000 at December 31, 2018 that expire at various dates through 2038. We also have state research and investment credit carryforwards of $3,000,000 that expire at various dates through 2032.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and the Company has evaluated its impact. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, causing companies to revalue their deferred tax assets and deferred tax liabilities.  It also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

The Company recorded a revaluation of our deferred tax assets and liabilities as of December 31, 2017, at the new federal rate of 21%, based upon balances in existence at the date of enactment.  The provisional amount recorded related to the remeasurement of our deferred tax balance was $24,762,000 with an equal offset to valuation allowance.  We have now concluded our evaluation of the tax effects of the Tax Cuts and Jobs Act and determined that no change to the provisional amount previously recorded is necessary.

The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from US income taxes.  We have not booked an amount for the one-time transition tax liability because the Company is currently in an overall foreign loss position for E&P purposes.  No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.  Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities is not practicable.

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

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
	(in thousands)
Unrecognized benefit—beginning of the year	$2,267	$1,091	$739
Gross increases (decreases)—prior period positions	—	—	—
Gross increases (decreases)—current period positions	1,760	1,176	352
Unrecognized benefit—end of period	$4,027	$2,267	$1,091

All of the unrecognized tax benefits decrease deferred tax assets with a corresponding decrease to the valuation allowance. None of the unrecognized tax benefits would affect our effective tax rate if recognized in the future.

We have elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties have been recorded through December 31, 2018.

We do not expect any significant change in our unrecognized tax benefits within the next 12 months.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

We file tax returns in the United States, the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Hungary, Mexico, Brazil and various state jurisdictions. All of our tax years remain open to examination by major taxing jurisdictions to which we are subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state and foreign tax authorities if they have or will be used in future periods.

12. Fair Value of Financial Instruments

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during 2018 and 2017. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, were as follows (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,458	$—	$—	$32,458
Corporate debt securities	—	31,973	—	31,973
U.S. Treasury bills	26,657	—	—	26,657
Total assets	$59,115	$31,973	$—	$91,088
Liabilities:
Contingent liability	—	—	20	20
Total liabilities	$—	$—	$20	$20

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, were as follows (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,046	$—	$—	$14,046
Corporate debt securities	—	5,697	—	5,697
Total assets	$14,046	$5,697	$—	$19,743
Liabilities:
Common stock warrant liability	$—	$—	$122	$122
Contingent liability	—	—	1,164	1,164
Total liabilities	$—	$—	$1,286	$1,286

The carrying amount of our cash, receivables, and payables approximates fair value because of the short-term nature of these items.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The following table sets forth a summary of the change in fair value adjustments for liabilities that are required to be marked-to-market. The common stock warrants were cancelled in March 2018, and the gain related to the extinguishment of the common stock warrant liability was recognized in other income (expense) on the consolidated statements of operations. The change in fair value of the contingent liability was recognized in general and administrative expense on the consolidated statements of operations. The following balance is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Balance at January 1, 2017	$25
Loss related to change in fair value warrant liability	97
Initial estimate of fair value of contingent liability	1,164
Balance at December 31, 2017	$1,286
Extinguishment of common stock warrants	(122)
Change in fair value of contingent liability	(1,144)
Balance at December 31, 2018	$20

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

13. Commitments and Contingencies

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

The Company entered into a new lease in Seattle, Washington during the year ended December 31, 2018. The lease commences in January 2019 for a term of ten years ending in 2028, with one option to renew for an additional five-year period. The base annual rent payment is $700,000 and is subject to an annual rent escalation of 2%.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

At December 31, 2018, future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

Year Ended December 31:	Operating Leases
2019	$8,469
2020	8,534
2021	8,552
2022	8,935
2023	8,438
Thereafter	23,613
Total	$66,541

Rent expense under operating leases for 2018, 2017 and 2016 was $7,423,000, $5,593,000 and $4,680,000, respectively.

As of December 31, 2018, we had a total of $2,370,000 in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through November 2027.

14. Employee Benefit Plan

We sponsor a qualified 401(k) defined contribution plan (the “401(k) Plan”), available to all qualified employees. The 401(k) Plan allows employees to contribute gross salary though payroll deductions up to the legally mandated limit based on their jurisdiction. The 401(k) Plan provides for matching contributions equal to 50% of each participant’s elective contributions, not to exceed $1,000 per participant annually. Participants vest in matching contributions over a four-year period after a one-year cliff vest. The cost recognized for our contributions to the 401(k) Plan for the year ended December 31, 2018, 2017 and 2016 was $931,000, $808,000 and $619,000, respectively.

15. Related-Party Transactions

We incurred $0, $0 and $20,000 for consulting services provided by a member of our board of directors during 2018, 2017 and 2016, respectively. We owed nothing for such services at December 31, 2018 and 2017.

16. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in 2018 and 2017 (in thousands except per share data):

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
					*As Adjusted	*As Adjusted	*As Adjusted	*As Adjusted
	(unaudited)
	(in thousands)
Total revenues	$56,251	$55,239	$50,063	$47,991	$44,755	$43,203	$38,545	$34,472
Gross profit	39,129	39,101	35,465	34,006	31,451	30,680	27,490	24,792
Loss from operations	(8,259)	(11,956)	(12,425)	(12,133)	(10,411)	(11,628)	(10,160)	(11,603)
Net loss	(7,587)	(11,472)	(12,538)	(11,868)	(9,744)	(11,471)	(10,268)	(11,601)
Net loss attributable to common stockholders	(7,587)	(11,472)	(12,538)	(11,868)	(9,744)	(11,471)	(10,268)	(11,601)
Net loss per common share attributable to common stockholders, basic and diluted	(0.22)	(0.33)	(0.36)	(0.37)	(0.32)	(0.39)	(0.35)	(0.40)

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

17. Subsequent Events

In January 2019, the number of shares authorized for the 2015 Equity Incentive Plan and 2015 Employee Stock Purchase Plan increased by 1,592,361 and 333,333, respectively, in connection with the annual automatic increases provided by those plans.

In January 2019, key executives received multi-year RSU grants with a total value of $27,564,000. The grants vest quarterly over four years.

In February 2019, the Company signed an agreement to acquire Portfolium, Inc., a student success platform, for the purposes of enhancing our learning management system and human capital management offerings.

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

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on these criteria. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included on under Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(1)

The information required by this Item concerning our executive officers and our directors and nominees for director may be found under the sections entitled “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(3)

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, amended may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation,” “Executive Compensation,” “Executive Compensation—Compensation Discussion and Analysis” and “Equity Compensation Plan Information” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1)

The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1)

The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 3—Ratification of Selection of Independent Registered Public Accounting Firm” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements—The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.
(a)(2)	Financial Statement Schedules— All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(a)(3)	Exhibits—The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.
(b)	Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1†±	Agreement and Plan of Merger, by and among the Registrant and Praxis Merger Sub I, Inc., Praxis Merger Sub II, LLC, Practice XYZ, Inc. and Entangled Ventures, LLC, dated November 22, 2017.	10-K	001-37629	2.1	February 15, 2018

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37629	3.1	November 18, 2015

3.2	Amended and Restated Bylaws.	S-1	333-207349	3.4	October 9, 2015

4.1	Form of Common Stock Certificate.	S-1	333-207349	4.1	November 2, 2015

10.1	Form of Indemnity Agreement by and between the Registrant and its directors and officers.	S-1	333-207349	10.2	October 9, 2015

10.2+	2010 Equity Incentive Plan and Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement.	S-1	333-207349	10.3	November 2, 2015

10.3+	2015 Equity Incentive Plan.	S-1	333-207349	10.4	November 2, 2015

10.4+	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the 2015 Equity Incentive Plan.	10-Q	001-37629	10.1	May 6, 2016

10.5+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	S-1	333-207349	10.6	October 9, 2015

10.6+	2015 Employee Stock Purchase Plan.	S-1	333-207349	10.7	November 2, 2015

10.7+	Form of Executive Agreement by and between the Registrant and its officers.	S-1	333-207349	10.8	October 9, 2015

10.8+	Non-Employee Director Compensation Policy.	S-1	333-207349	10.9	October 23, 2015

10.9	Lease Agreement by and between the Registrant and Old Mill Building IV, LLC, dated October 2, 2012.	S-1	333-207349	10.10	October 9, 2015

10.10	First Amendment to Lease Agreement by and between the Registrant and Old Mill Building IV, LLC, dated October 30, 2014.	S-1	333-207349	10.11	October 9, 2015

10.11	Lease Assumption Agreement by and between the Registrant and Old Mill Building IV, LLC, dated August 11, 2015.	S-1	333-207349	10.12	November 2, 2015

10.12	Second Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated June 22, 2017.	10-Q	001-37629	10.1	August 2, 2017

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

10.13	Warrant to Purchase Common Stock issued to Silicon Valley Bank, dated April 1, 2014.	S-1	333-207349	10.14	October 9, 2015

10.14	Lease Agreement by and between the Registrant and Valley Grove LLC, dated November 10, 2016.	8-K	001-37629	10.1	November 15, 2016

10.15	Offer Letter by and between Registrant and Dan Goldsmith, dated May 4, 2018.	10-Q	001-37629	10.1	August 1, 2018
10.16	First Amendment to the Second Amended and Restated Loan and Security Agreement by and between Registrant and Silicon Valley Bank, dated March 30, 2018.	10-Q	001-37629	10.2	August 1, 2018
10.17	Second Amendment to the Second Amended and Restated Loan and Security Agreement by and between Registrant and Silicon Valley Bank, dated June 28, 2018.	10-Q	001-37629	10.3	August 1, 2018

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan.
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

±

Confidential treatment has been obtained for certain provisions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. The omitted information has been filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Instructure, Inc.

Date: February 20, 2019	By:	/s/ Daniel Goldsmith
Daniel Goldsmith
Chief Executive Officer

POWER OF ATTORNEY

Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints Daniel Goldsmith, Steven B. Kaminsky and Matthew A. Kaminer, or each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Goldsmith Daniel Goldsmith	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2019

/s/ Steven B. Kaminsky Steven B. Kaminsky	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2019

/s/ Joshua L. Coates	Director	February 20, 2019
Joshua L. Coates

/s/ Steven A. Collins Steven A. Collins	Director	February 20, 2019

/s/ William M. Conroy William M. Conroy	Director	February 20, 2019

/s/ Ellen Levy Ellen Levy	Director	February 20, 2019

/s/ Kevin Thompson Kevin Thompson	Director	February 20, 2019

/s/ Lloyd G. Waterhouse Lloyd G. Waterhouse	Director	February 20, 2019