Form 10-Q
period 2019-03-31
INSTRUCTURE INC
filed 2019-05-01
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(800) 203-6755

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	INST	New York Stock Exchange

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

As of April 26, 2019, there were 36,582,747 shares of the registrant’s common stock outstanding.

Instructure, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2019

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$49,339	$94,320
Short-term marketable securities	41,824	58,630
Accounts receivable—net of allowance of $824 and $1,092 at March 31, 2019 and December 31, 2018, respectively	26,694	35,514
Prepaid expenses	28,568	13,918
Deferred commissions	8,710	8,226
Other current assets	1,667	2,019
Total current assets	156,802	212,627
Property and equipment, net	28,276	27,388
Right-of-use assets	38,085	—
Goodwill	38,532	12,354
Intangible assets, net	26,340	6,262
Noncurrent prepaid expenses	6,053	3,516
Deferred commissions, net of current portion	11,458	11,404
Other assets	552	446
Total assets	$306,098	$273,997
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,050	$3,581
Accrued liabilities	11,526	9,809
Deferred rent	—	1,329
Lease liabilities	5,552	—
Deferred revenue	89,635	117,298
Total current liabilities	112,763	132,017
Deferred revenue, net of current portion	2,807	3,372
Lease liabilities, net of current portion	43,923	—
Deferred rent, net of current portion	—	10,150
Other long-term liabilities	806	20
Total liabilities	160,299	145,559
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	429,349	395,865
Accumulated other comprehensive loss	11	(8)
Accumulated deficit	(283,564)	(267,422)
Total stockholders’ equity	145,799	128,438
Total liabilities and stockholders’ equity	$306,098	$273,997

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2019	2018
Revenue:
Subscription and support	$53,201	$43,200
Professional services and other	4,875	4,791
Total revenue	58,076	47,991
Cost of revenue:
Subscription and support	13,921	10,391
Professional services and other	4,236	3,594
Total cost of revenue	18,157	13,985
Gross profit	39,919	34,006
Operating expenses:
Sales and marketing	27,925	23,188
Research and development	18,939	14,660
General and administrative	12,514	8,291
Total operating expenses	59,378	46,139
Loss from operations	(19,459)	(12,133)
Other income (expense):
Interest income	649	238
Interest expense	(5)	(9)
Other income (expense), net	(80)	175
Total other income, net	564	404
Loss before income taxes	(18,895)	(11,729)
Income tax benefit (expense)	2,753	(139)
Net loss	$(16,142)	$(11,868)
Net loss per common share, basic and diluted	$(0.45)	$(0.37)
Weighted average common shares used in computing basic and diluted net loss per common share	35,729	32,370

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended March 31,
	2019	2018
Net loss	$(16,142)	$(11,868)
Other comprehensive gain:
Net change in unrealized gains on marketable securities	19	1
Comprehensive loss	$(16,123)	$(11,867)

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common			Accumulated
	Stock, $0.001		Additional	Other		Total
	Par Value		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2018	35,386	3	395,865	(8)	(267,422)	128,438
Exercise of common stock options	188	—	1,514	—	—	1,514
Vesting of restricted stock units, net	288	—	—	—	—	—
Stock-based compensation	—	—	14,396	—	—	14,396
Common stock and options issued in acquisition	400	—	17,849	—	—	17,849
Unrealized gain on marketable securities	—	—	—	19	—	19
Shares withheld for tax withholding on vesting of restricted stock	—	—	(275)	—	—	(275)
Net loss	—	—	—	—	(16,142)	(16,142)
Balances at March 31, 2019	36,262	$3	$429,349	$11	$(283,564)	$145,799

	Common			Accumulated
	Stock, $0.001		Additional	Other		Total
	Par Value		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2017	30,860	3	250,899	(1)	(223,957)	26,944
Exercise of common stock options	455	—	2,832	—	—	2,832
Vesting of restricted stock units, net	120	—	—	—	—	—
Stock-based compensation	—	—	4,840	—	—	4,840
Secondary offering	2,875	—	109,803	—	—	109,803
Unrealized gain on marketable securities	—	—	—	1	—	1
Shares withheld for tax withholding on vesting of restricted stock	—	—	(127)	—	—	(127)
Net loss	—	—	—	—	(11,868)	(11,868)
Balances at March 31, 2018	34,310	$3	$368,247	$—	$(235,825)	$132,425

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2019	2018
Operating activities:
Net loss	$(16,142)	$(11,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,320	2,013
Amortization of intangible assets	1,208	763
Amortization of deferred financing costs	5	7
Change in fair value of mark-to-market liabilities	—	(122)
Stock-based compensation	13,938	4,744
Other	(219)	65
Changes in assets and liabilities:
Accounts receivable, net	9,106	8,720
Prepaid expenses and other assets	(19,927)	2,623
Deferred commissions	(538)	212
Right-of-use assets	1,145	—
Accounts payable and accrued liabilities	3,126	2,068
Deferred revenue	(29,763)	(22,555)
Lease liabilities	(1,234)	—
Deferred rent	—	1,372
Other liabilities	786	(389)
Net cash used in operating activities	(36,189)	(12,347)
Investing activities:
Purchases of property and equipment	(2,336)	(4,847)
Proceeds from sale of property and equipment	24	26
Purchases of marketable securities	(15,394)	—
Maturities of marketable securities	32,500	5,700
Business acquisition, net of cash received	(24,829)	—
Net cash provided by (used in) investing activities	(10,035)	879
Financing activities:
Proceeds from common stock offerings, net of offering costs	—	109,803
Proceeds from issuance of common stock from employee equity plans	1,518	2,832
Shares repurchased for tax withholdings on vesting of restricted stock	(275)	(127)
Net cash provided by financing activities	1,243	112,508
Net increase (decrease) in cash and cash equivalents	(44,981)	101,040
Cash and cash equivalents, beginning of period	94,320	35,693
Cash and cash equivalents, end of period	$49,339	$136,733
Supplemental cash flow disclosure:
Cash paid for taxes	$61	$61
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$482	$275
Acquisition consideration not yet paid	$149	$-
Issuance of common stock for acquisition	$17,848	$-

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, we have prepared the accompanying unaudited financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2018, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2019. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Such estimates, which we evaluate on an on-going basis, include allowances for doubtful accounts, useful lives for property and equipment and intangible assets, valuation of marketable securities, valuation allowances for net deferred income tax assets, valuation of stock-based compensation and common stock, the standalone selling price (“SSP”) of performance obligations and the determination of the period of benefit for deferred commissions. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable.

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

Summary of Significant Accounting Policies

Except for the accounting policies for leases that were updated as a result of adopting ASU No. 2016-02, Leases (“Topic 842”) described below, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K as of and for the year ended December 31, 2018, filed with the SEC on February 20, 2019, that have had a material impact on our condensed consolidated financial statements and related notes.

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

Accounts Receivable

Accounts receivable, net is comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, and other receivables, which represents unbilled receivables related to subscription and professional services contracts. Unbilled receivable balances as of March 31, 2019 and December 31, 2018 were $6,339,000 and $6,032,000, respectively.

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

Recent Accounting Pronouncements

Adopted accounting pronouncements

In February 2016, the FASB issued Topic 842, which establishes a comprehensive new lease accounting model. Under the new guidance, at the commencement date, lessees are required to recognize a lease liability with a corresponding right-of-use (“ROU”) asset.

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three months ended March 31, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected to apply the package of practical expedients to not reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs in relation to its leases in effect as of January 1, 2019. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard.

Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $34,726,000 and $46,205,000, respectively, on our consolidated balance sheets as of January 1, 2019. Adoption of the standard did not have an impact on the Company’s beginning accumulated deficit, results from operations or cash flows.

Effective January 1, 2019, the Company adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements and related notes.

Effective January 1, 2019, the Company early adopted ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) using a prospective approach. This guidance aligns the accounting for implementation costs related to a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software.  The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements and related notes.

Issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard will require the use of a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for us beginning January 1, 2020. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

2. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of the diluted net loss per share calculation, options to purchase common stock and restricted stock units are considered to be common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2019	2018
Numerator:
Net loss	$(16,142)	$(11,868)
Denominator:
Total weighted average common shares outstanding—basic	35,729	32,370
Dilutive effect of share equivalents resulting from stock options and restricted stock units	—	—
Weighted average common shares outstanding-diluted	35,729	32,370
Net loss per common share, basic and diluted	$(0.45)	$(0.37)

For all periods presented, we incurred net losses and, therefore, the effect of our outstanding stock options and restricted stock units were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	As of March 31,
	2019	2018
Options to purchase common stock	1,146	1,683
Restricted stock units	3,154	1,884
Total	4,300	3,567

3. Acquisition

On February 21, 2019, we acquired all outstanding shares of Portfolium, Inc. (“Portfolium”), for the purpose of enhancing our learning management system and human capital management offerings. We have included the operating results of the business combination in our consolidated financial statements since the date of the acquisition. The acquisition did not have a material effect on the revenue or earnings on the consolidated statement of operations for the reporting periods presented.  The pro forma results as if the acquisition had taken place on the first day of 2018 were not materially different from the amounts reflected in the accompanying consolidated financial statements.

The following table summarizes the estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration transferred
Cash paid	$25,882
Common stock	17,133
Fair value of assumed Portfolium awards attributable to pre-combination services	715
Total purchase consideration	$43,730

Identifiable assets acquired
Cash	$604
Accounts receivable	273
Other assets	31
Intangible assets: developed technology	10,016
Intangible assets: customer relationships	8,560
Intangible assets: trade name	2,710
Total assets acquired	$22,194

Liabilities assumed
Accounts payable and accrued liabilities	$115
Deferred revenue	1,535
Deferred tax liability, net	2,992
Total liabilities assumed	$4,642

Goodwill	26,178
Total purchase consideration	$43,730

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill generated from this transaction is attributable to the expected synergies to be achieved upon consummation of the business combination and the assembled workforce value. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions.

Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated remaining useful life of five years. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying consolidated statements of operations. Customer relationships represents estimated fair value of the acquired customer base and is amortized over the estimated remaining useful life of four years. The trade name acquired is amortized over the estimated remaining useful life of four years. Amortization of customer relationships and trade name is included in sales and marketing expenses in the accompanying consolidated statements of operations.

The net deferred tax liability from this acquisition provided a source of additional income to support the realizability of our pre-existing deferred tax assets and as a result, we released a portion of our valuation allowance. This resulted in a provisional income tax benefit of $3.0 million and an increase to goodwill of the same amount.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Computer and office equipment	$6,552	$6,204
Purchased software	1,071	1,071
Capitalized software development costs	24,227	22,181
Furniture and fixtures	4,901	4,688
Leasehold improvements and other	16,147	15,632
Total property and equipment	52,898	49,776
Less accumulated depreciation and amortization	(24,622)	(22,388)
Total	$28,276	$27,388

Accumulated amortization for capitalized software development costs was $10,324,000 and $9,035,000 at March 31, 2019 and December 31, 2018, respectively. Amortization expense for capitalized software development costs was $1,289,000 and $940,000 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense for capitalized software development costs is recorded within cost of revenue on the consolidated statements of operations.

5. Goodwill and Intangible Assets

Goodwill was $38,532,000 and $12,354,000 as of March 31, 2019 and December 31, 2018, respectively.

Intangible assets consisted of the following (in thousands):

	Average Remaining	March 31,	December 31,
	Useful Life	2019	2018
Domain names	2 Months	$1,268	$1,268
Trademarks	53 Months	120	120
Software	6 Months	620	620
Capitalized learning content	31 Months	400	400
Trade names	34 Months	3,030	320
Developed technology	45 Months	15,336	5,320
Customer relationships	34 Months	11,470	2,910
Accumulated amortization		(5,904)	(4,696)
Total		$26,340	$6,262

Amortization expense for intangible assets was $1,208,000 and $763,000 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense for capitalized learning content and developed technology is recorded within cost of revenue on the consolidated statements of operations.

Based on the recorded intangible assets at March 31, 2019, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2019	$5,569
2020	7,207
2021	6,071
2022	4,821
2023	2,394
Thereafter	278
Total	$26,340

6. Revenue

Disaggregation of Revenue

Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Three months ended March 31,
	2019	2018
United States	$45,766	$39,307
Foreign	12,310	8,684
Total revenue	$58,076	$47,991
Percentage of revenue generated outside of the United States	21%	18%

Deferred Revenue and Performance Obligations

During the three months ended March 31, 2019, 85% to 95% of revenue recognized was included in our deferred revenue balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2019, approximately $453 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 71% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

7. Deferred Commissions

Deferred commissions primarily consist of sales commissions, as well as related payroll taxes, that are capitalized as incremental contract origination costs and were $20,168,000 and $19,630,000 as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, amortization expense for deferred commissions was $2,606,000 and $2,078,000, respectively, and there were no impairments of deferred commissions.

8. Marketable Securities

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis (in thousands):

	March 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$24,890	$9	$—	$24,899
Government treasury bills	16,924	2	(1)	16,925
	$41,814	$11	$(1)	$41,824

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$31,977	$3	$(7)	$31,973
Government treasury bills	26,662	—	(5)	26,657
	$58,639	$3	$(12)	$58,630

There were no gross realized gains or losses from the sale or maturity of marketable securities during the three months ended March 31, 2019 and 2018.

During the three months ended March 31, 2019, we recognized gross interest income on securities of $224,000.  Interest income was supplemented by accretion income of $288,000 during the three months ended March 31, 2019, and reported within interest income on the consolidated statements of operations.

During the three months ended March 31, 2018, we recognized gross interest income on securities of $66,000. Interest income was offset by amortization expense on securities of $2,000 during the three months ended March 31, 2018, and reported net within interest income on the consolidated statements of operations.

The estimated fair value of investments by contractual maturity is as follows (in thousands):

	March 31,	December 31,
	2019	2018
Due within one year	$41,824	$58,630
Total	$41,824	$58,630

9. Stockholders’ Equity and Stock-Based Compensation

Common Stock

As of March 31, 2019 and December 31, 2018, there were 200,000,000 shares of common stock authorized. As of March 31, 2019 and December 31, 2018, there were 36,263,274 and 35,385,810 shares issued and outstanding, respectively. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through March 31, 2019.

Employee Equity Plans

Our 2015 Equity Incentive Plan (the “2015 Plan”) serves as the successor to our 2010 Equity Incentive Plan (the “2010 Plan”). Accordingly, no shares are available for issuance under the 2010 Plan; however, any outstanding options granted under the 2010 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of March 31, 2019, options to purchase 690,907 shares of common stock remained outstanding under the 2010 Plan. Pursuant to the terms of the 2015 Plan, the share reserve automatically increased by 1,592,361 shares in January 2019. As of March 31, 2019, we had 2,288,859 shares of common stock available for future grants under the 2015 Plan.

As part of our acquisition of Practice XYZ, Inc. (“Practice”) we assumed Practice’s 2014 Equity Incentive Plan (the “Practice 2014 Plan”). No shares are available for issuance under the Practice 2014 Plan; however, any outstanding options granted under the 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of March 31, 2019, options to purchase 1,009 shares of common stock remained outstanding under the Practice 2014 Plan.

Additionally, as part of our acquisition of Portfolium, we assumed Portfolium’s 2014 Equity Incentive Plan (the “Portfolium 2014 Plan”). No shares are available for issuance under the Portfolium 2014 Plan; however, any outstanding options granted under the Portfolium 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of March 31, 2019, options to purchase 41,138 shares of common stock remained outstanding under the Portfolium 2014 Plan.

We also have a 2015 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  Our board of directors approves the ESPP offerings. The offerings need not be identical, but each offering may not exceed 27 months and may specify one or more shorter purchase periods within the offering.  Pursuant to the terms of the ESPP, the share reserve increased by 333,333 shares in January 2019. As of March 31, 2019, 791,132 shares of common stock were available for issuance under the ESPP.

During January 2019, our board of directors approved the 2019 Incentive Bonus Plan (the “2019 Bonus Plan”). Under the 2019 Bonus Plan, performance-based bonuses may be earned by certain employees, excluding executive officers, based on actual performance as measured against selected financial performance criteria and individual performance. The bonuses will be paid in the form of restricted stock units and the number of shares underlying equity awards granted to each employee will be determined based on the performance bonus amount divided by our closing stock price on grant date. For additional information regarding the 2019 Bonus Plan refer to the Proxy Statement on Form DEF14A filed with the SEC on April 8, 2019. As of March 31, 2019, there was $465,000 included in accrued liabilities on our consolidated balance sheets related to the 2019 Bonus Plan. As of March 31, 2019, we had $2,289,000 of unrecognized stock-based compensation costs related to the 2019 Bonus Plan.

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three months ended March 31,
	2019	2018
Options	$550	$701
Restricted stock units	12,729	3,500
Employee stock purchase plan	659	543
Total stock-based compensation	$13,938	$4,744

	Three months ended March 31,
	2019	2018
Subscription and support cost of revenue	$504	$229
Professional services and other cost of revenue	500	193
Sales and marketing	3,707	1,348
Research and development	4,770	1,894
General and administrative	4,457	1,080
Total stock-based compensation	$13,938	$4,744

 Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2019 (in thousands, except per share data and years):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at December 31, 2018	1,303	$14.09	6.5	$30,552
Granted	41	3.54
Exercised	(188)	8.05
Forfeited or cancelled	(10)	14.01
Outstanding at March 31, 2019	1,146	14.68	6.5	37,181
Vested and expected to vest—March 31, 2019	1,146	14.68	6.5	37,181
Exercisable at March 31, 2019	836	9.90	5.8	31,125

As of March 31, 2019, we had $3,682,000 of unrecognized stock-based compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.6 years.

As of March 31, 2019, we had $445,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the term of the offering period ending May 31, 2019.

Restricted Stock Units

The following table summarizes the activity of restricted stock units (“RSUs”) for the three months ended March 31, 2019 (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at December 31, 2018	1,690	$32.87
Granted	1,891	42.29
Vested	(295)	35.70
Cancelled	(132)	34.33
Unvested and outstanding at March 31, 2019	3,154	38.19

As of March 31, 2019, we had $112,701,000 of unrecognized stock-based compensation costs related to outstanding RSUs that are expected to be recognized over a weighted average period of 3.1 years.

10. Income Taxes

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

We file tax returns in the United States, the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Brazil, Mexico, Hungary and various state jurisdictions. All of our tax years remain open to examination by major taxing jurisdictions to which we are subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state and foreign tax authorities if they have or will be used in future periods.

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2019 and the year ended December 31, 2018. Assets measured at fair value on a recurring basis as of March 31, 2019, were as follows (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,778	$—	$—	$13,778
Corporate debt securities	—	24,899	—	24,899
Government treasury bills	16,925	—	—	16,925
Total assets	$30,703	$24,899	$—	$55,602

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, were as follows (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,458	$—	$—	$32,458
Corporate debt securities	—	31,973	—	31,973
U.S. Treasury bills	26,657	—	—	26,657
Total assets	$59,115	$31,973	$—	$91,088
Liabilities:
Contingent liability	—	—	20	20
Total liabilities	$—	$—	$20	$20

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

Change in
Fair Value
Adjustments
Balance at January 1, 2019	$20
Change in fair value of contingent liability	(20)
Balance at March 31, 2019	$—

 We have classified our liability for contingent consideration relating to our acquisition of Practice, which we closed in November 2017, within Level 3 of the fair value hierarchy because the fair value is determined using the Monte Carlo simulation model and significant unobservable inputs, including forecasted net bookings attainment. We have not observed a significant change in Practice bookings during the three months ended March 31, 2019 and, therefore, we wrote-off the remaining balance.

Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy level assigned to each security in our marketable securities portfolio and cash equivalents is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of the marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. See Note 8—Marketable Securities for further information regarding the fair value of our investments.

12. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to twelve years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three to five years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the three months ended March 31, 2019, the Company incurred $2,593,000 of lease expense included in operating expenses on the consolidated statements of operations in relation to these operating leases, of which $613,000 was variable rent expense and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components. For the three months ended March 31, 2018, the Company incurred $1,879,000 in rent expense under non-cancellable operating leases.

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2019, was $2,139,000 and was included in net cash used in operating activities in the Company's consolidated statements of cash flows. Right-of-use assets obtained in exchange for lease obligations for the three months ended March 31, 2019, was $4,505,000.

As of March 31, 2019, the maturities of the Company's operating lease liabilities were as follows (in thousands):

2019 (excluding the three months ended March 31, 2019)	$6,618
2020	8,827
2021	8,811
2022	9,202
2023	8,709
Thereafter	23,620
Total lease payments	65,787
Less:
Imputed interest	(15,199)
Tenant improvement reimbursements included in lease liabilities measurement but not yet received	(1,113)
Total	49,475

As of March 31, 2019, the weighted average remaining lease term is 7.3 years and the weighted average discount rate used to determine operating lease liabilities was 7.16%.

13. Commitments and Contingencies

Litigation

We are involved in legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on our financial position, results of operations or liquidity.

14. Subsequent Events

In April 2019, the Company signed an agreement to acquire MasteryConnect, Inc. (“MasteryConnect”) for the purposes of enhancing our learning management system offerings. Pursuant to the agreement, we acquired all the outstanding equity of MasteryConnect in exchange for 265,923 shares of common stock and $28,400,000 in cash.

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

We were founded in 2008, and in 2011, we launched Canvas, with the goal to make teaching and learning easier. Initially, we focused on the U.S. education market, targeting colleges and universities. In 2012, we expanded our focus to include the K-12 market in the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong, Sao Paulo, Brazil and Budapest, Hungary. To date, a substantial majority of our revenue has been derived from our sales of Canvas to the U.S. education market. While our initial efforts were focused on the education market, we discovered that companies also needed a cloud-based platform to enable them to better train their employees. Our initial corporate customers licensed Canvas for this purpose. In February 2015, we launched Bridge to enable companies to further realize the benefits of our cloud-based platform with an application specifically designed to address their needs.

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

As of March 31, 2019, we have grown to serve more than 4,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 70 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2018, and the three months ended March 31, 2019, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at each of March 31, 2019 and 2018. Our revenue was $58.1 million and $48.0 million for the three months ended March 31, 2019 and 2018, respectively, representing year-over-year growth of 21%. Our net losses were $16.1 million and $11.9 million for the three months ended March 31, 2019 and 2018, respectively.

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

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. During the three months ended March 31, 2019 and 2018, 21% and 18% of our revenue was derived from outside the United States, respectively.

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

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of March 31, 2019 and 2018.

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

Professional services revenue is derived from implementation, training and consulting services. Our professional services are typically considered distinct from the related subscription services as the promise to transfer the subscription can be fulfilled independently from the promise to deliver the professional services (i.e., customer receives standalone functionality from the subscription and the customer obtains the intended benefit of the subscription without the professional services). Professional services revenue is typically recognized over time as the services are rendered, using an efforts-expended (labor hours) input method. Implementation services also include nonrefundable upfront setup fees, which are allocated to the remaining performance obligations.

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

We expect a decrease in gross margin due to the recent acquisitions of Portfolium and MasteryConnect while we focus on improving our operating structure related to integration.

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

General and Administrative. General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting, employee-related information technology, administrative personnel, including payroll, benefits and stock-based compensation expense; professional fees for external legal, accounting and other consulting services; and allocated overhead costs. As a result of a change in our compensation philosophy and more employees electing to receive greater stock-based compensation in lieu of salary, we expect that general and administrative expenses will increase on an absolute dollar basis and as a percentage of total revenue.

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

	Three months ended March 31,
	2019	2018
	(in thousands)
Revenue:
Subscription and support	$53,201	$43,200
Professional services and other	4,875	4,791
Total revenue	58,076	47,991
Cost of revenue:
Subscription and support(1)(2)	13,921	10,391
Professional services and other(1)	4,236	3,594
Total cost of revenue	18,157	13,985
Gross profit	39,919	34,006
Operating expenses:
Sales and marketing(1)(2)	27,925	23,188
Research and development(1)	18,939	14,660
General and administrative(1)(3)	12,514	8,291
Total operating expenses	59,378	46,139
Loss from operations	(19,459)	(12,133)
Other income (expense):
Interest income	649	238
Interest expense	(5)	(9)
Other income (expense), net	(80)	175
Total other income, net	564	404
Loss before income taxes	(18,895)	(11,729)
Income tax benefit (expense)	2,753	(139)
Net loss	$(16,142)	$(11,868)

(1)	Includes stock-based compensation as follows:

	Three months ended March 31,
	2019	2018
	(in thousands)
Cost of revenue:
Subscription and support	$504	$229
Professional services and other	500	193
Sales and marketing	3,707	1,348
Research and development	4,770	1,894
General and administrative	4,457	1,080
Total stock-based compensation	$13,938	$4,744

(2)	Includes amortization of acquisition-related intangibles as follows:

	Three months ended March 31,
	2019	2018
	(in thousands)
Cost of revenue:
Subscription and support	$555	$342
Sales and marketing	582	350
Total amortization of acquisition-related intangibles	$1,137	$692

(3)	Includes the change in fair value of the contingent liability as follows:
	Three months ended March 31,
	2019	2018
	(in thousands)
General and administrative	$(20)	$(389)

	Three months ended March 31,
	2019	2018
	(as a percentage of total revenue)
Revenue:
Subscription and support	92%	90%
Professional services and other	8	10
Total revenue	100	100
Cost of revenue:
Subscription and support	24	22
Professional services and other	7	7
Total cost of revenue	31	29
Gross profit	69	71
Operating expenses:
Sales and marketing	48	48
Research and development	33	31
General and administrative	21	17
Total operating expenses	102	96
Loss from operations	(33)	(25)
Other income (expense):
Interest income	1	0
Interest expense	(0)	(0)
Other income (expense), net	(0)	0
Total other income, net	1	0
Loss before income taxes	(32)	(25)
Income tax benefit (expense)	5	(0)
Net loss	(27)%	(25)%

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue

	Three months ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Subscription and support	$53,201	$43,200	$10,001	23%
Professional services and other	4,875	4,791	84	2
Total revenue	$58,076	$47,991	$10,085	21

Subscription and support revenue increased $10.0 million for the three months ended March 31, 2019, primarily due to an increase in the total number of customers, which has grown to over 4,000 as of March 31, 2019, net revenue retention in excess of 100% as of March 31, 2019 and continued growth in international revenue, which contributed 21% of total revenue for the three months ended March 31, 2019, versus 18% of total revenue for the three months ended March 31, 2018.

Professional services and other revenue increased $0.1 million for the three months ended March 31, 2019, primarily due to the increase in new customers discussed above.

Cost of Revenue and Gross Margin

	Three months ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$13,921	$10,391	$3,530	34%
Professional services and other	4,236	3,594	642	18
Total cost of revenue	$18,157	$13,985	$4,172	30
Gross margin percentage:
Subscription and support revenue	74%	76%
Professional services and other	13	25
Total gross margin	69	71

Total cost of revenue increased $4.2 million for the three months ended March 31, 2019, primarily due to an increase in employee-related costs, web hosting and third-party software license costs, amortization of developed technology and third-party contractor costs.

Subscription and support cost of revenue increased $3.5 million for the three months ended March 31, 2019, primarily due to an increase in web hosting and third-party software license costs, employee-related costs and amortization of developed and acquisition-related technology. Web hosting and third-party software license costs increased $2.2 million due to the increase in total customers. Employee-related costs increased $0.7 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization costs increased $0.6 million due to the continued development of our software platform and amortization of acquisition-related technology.

Professional services and other cost of revenue increased $0.7 million for the three months ended March 31, 2019, primarily due to an increase in employee-related costs of $0.5 million, as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings. Other insignificant items, primarily related to increased use of third-party contractors, increased by $0.2 million.

Operating Expenses

Sales and Marketing

	Three months ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$27,925	$23,188	$4,737	20%

Sales and marketing expenses increased $4.7 million for the three months ended March 31, 2019, primarily due to an increase in employee-related and sales commission costs, third-party contractor costs, expansion of our marketing programs, amortization of acquisition-related technology and information technology expenses. Employee-related and sales commission costs increased $3.6 million as a result of hiring additional employees domestically and internationally and growth in our customer base. Third-party contractor costs increased $0.5 million and marketing program costs increased $0.2 million both due to continued expansion into international and corporate markets. Amortization expense increased $0.3 million due to an increase in amortization of acquisition-related identified intangible assets. Information technology expense increased $0.1 million as we continue to automate our internal systems.

Research and Development

	Three months ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$18,939	$14,660	$4,279	29%

Research and development expenses increased $4.3 million for the three months ended March 31, 2019, due to an increase in employee-related costs, information technology expenses and allocated overhead expenses. Employee-related costs increased $3.7 million and information technology costs increased $0.3 million as we continued to grow our engineering organization to develop new applications and continue to develop additional features for Canvas and Bridge. Allocated overhead expenses and other insignificant items increased $0.3 million primarily due to higher rent and maintenance on our facilities.

General and Administrative

	Three months ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$12,514	$8,291	$4,223	51%

General and administrative expenses increased $4.2 million for the three months ended March 31, 2019, primarily due to an increase in employee-related costs, third-party costs, allocated overhead expenses and the change in fair value of the contingent liability. Employee-related costs increased $3.4 million due to increased stock-based compensation expense. Allocated overhead expenses increased $0.4 million primarily due to higher rent and maintenance on our facilities. Third-party services increased $0.3 million due to increased legal and consulting costs to support continued growth. Other insignificant items increased $0.1 million primarily due to a change in fair value of the contingent liability.

Other Income, Net

	Three months ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income, net	$564	$404	$160	40%

Other income, net includes interest income, interest expense and the impact of foreign currency transaction gains and losses. Other income, net increased $0.2 million for the three months ended March 31, 2019, primarily as a result of recognized gross interest income on securities.

Liquidity and Capital Resources

As of March 31, 2019, we had $49.4 million of cash and cash equivalents and $41.8 million in short-term marketable securities. We believe our cash, cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2018, we entered into an amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank (“SVB”), which was amended on March 30, 2018 and June 28, 2018. The agreement provides for up to $5.0 million in revolving borrowings (subject to increase to $35.0 million in the lender’s sole discretion). Availability is subject to a formula based on our monthly recurring revenue. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2019, at which time the principal amount of all outstanding advances becomes due and payable. As of March 31, 2019, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to make acquisitions, make distributions and dividends to stockholders, and maintain certain amounts of cash or debt with other financial institutions. The agreement also includes a financial covenant to maintain a certain adjusted quick ratio, reported quarterly. In the event the accordion feature of the line is utilized the covenants convert to a recurring revenue measurement. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of March 31, 2019, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(36,189)	$(12,347)
Net cash provided by (used in) investing activities	(10,035)	879
Net cash provided by financing activities	1,243	112,508

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

Net cash used in operating activities during the three months ended March 31, 2019 was $36.2 million, which primarily reflected our net loss of $16.1 million, offset by non-cash expenses including $13.9 million of stock-based compensation and $3.3 million of depreciation and amortization along with other insignificant items. Working capital uses of cash included a net decrease of $20.7 million in deferred revenue and accounts receivable primarily due to the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year and an increase in prepaid expenses and other current assets of $19.9 million due to prepayment of web hosting costs. Working capital sources of cash included a net increase of $3.3 million in accounts payable, accrued liabilities and other insignificant items.

Investing Activities

Our investing activities have consisted primarily of business acquisitions, purchases of marketable securities, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expand the functionality for our customers. As our business grows, we expect that we will continue to invest in the expansion of, and improvements to, our leased spaces, both domestically and internationally.

Net cash used in investing activities during the three months ended March 31, 2019 was $10.0 million, consisting primarily of business acquisitions of $24.8 million, purchases of marketable securities of $15.4 million, and purchases of property plant and equipment and capitalized software development costs of $2.3 million. These were offset by $32.5 million primarily due to cash maturities from our marketable securities and other insignificant items.

Financing Activities

Our financing activities have consisted primarily of proceeds from the common stock offering and the issuance of common stock from employee equity plans.

Net cash provided by financing activities for the three months ended March 31, 2019 was $1.2 million and consisted of $1.5 million in proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options, offset by $0.3 million in shares repurchased for tax withholdings on vesting of restricted stock.

Contractual Obligations and Commitments

As of March 31, 2019, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2019 other than a new lease agreement that we entered into and commenced during the three months ended March 31, 2019, in Philadelphia, Pennsylvania. The lease term is seven and a half years ending in 2026 and allows for one option to renew for an additional five-year period and one option to terminate after five and a half years into the lease term. The base annual rent is $36,000 for the remainder of 2019, and an average monthly rent payment of $23,000 for the remainder of the lease term.

As of March 31, 2019, we have no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Through March 31, 2019, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

Except for the accounting policies for leases that were updated as a result of adopting ASU No. 2016-02, Leases (see Note 1 in the notes to consolidated financial statements), there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019, that have had a material impact on our condensed consolidated financial statements and related notes.

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

	Three months ended March 31,
	2019	2018
	(in thousands)
Other Financial Data:
Non-GAAP operating loss (1)	(4,404)	(7,086)
Free cash flow (2)	(38,501)	(17,168)

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

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three months ended March 31,
	2019	2018
	(in thousands)
Loss from operations	$(19,459)	$(12,133)
Stock-based compensation	13,938	4,744
Amortization of acquisition-related intangibles	1,137	692
Change in fair value of contingent liability	(20)	(389)
Non-GAAP operating loss	$(4,404)	$(7,086)

The following table provides a reconciliation of net cash used in operating activities to free cash flow, a non-GAAP measure:

	Three months ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(36,189)	$(12,347)
Purchases of property and equipment and intangible assets	(2,336)	(4,847)
Proceeds from disposals of property and equipment	24	26
Free cash flow	$(38,501)	$(17,168)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2019 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this Quarterly Report occur, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC.

Risks Related to Our Business and Industry

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.*

We have incurred net losses of $16.1 million and $11.9 million in the three months ended March 31, 2019 and 2018, respectively. We had an accumulated deficit of $283.6 million at March 31, 2019. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

These expenditures may not result in additional revenue or the growth of our business. We also expect that our revenue growth rate will continue to decline over time. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and achieve and sustain profitability. If we fail to achieve and sustain profitability, the market price of our common stock could decline.

We have a limited operating history, which makes it difficult to evaluate our prospects and future operating results.

We launched Canvas in February 2011 and launched Bridge in February 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Our revenue grew 30%, 43%, and 54% in 2018, 2017, and 2016, respectively, compared to the prior year; however, our historical revenue growth is not necessarily indicative of our future performance. We expect our revenue growth rates to continue to slow in future periods due to a number of reasons, which may include the maturation of our business, slowing demand for our platform and applications, increasing competition, a decrease in the growth of our overall markets, or if we fail, for any reason, to continue to capitalize on growth opportunities, our relative lack of experience with renewals or a decline in available opportunities as a result of our increased market penetration in one or more of our markets.

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

We have limited experience with respect to determining the optimal prices and contract length for our platform and applications, in particular with Bridge, and as a result, we have in the past and expect in the future that we will need to change our pricing model or contract length from time to time. For example, in January 2017, we raised our subscription prices for Canvas for higher education institutions. As the market for our platform and applications grows, as new competitors introduce new competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. Pricing and contract length decisions may also impact the mix of adoption among our applications and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions or shorter contract durations. As a result, in the future we may be required to reduce our prices or offer shorter contract durations, which could adversely affect our revenue, gross profit and financial position.

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

Our quarterly operating results have fluctuated in the past and we expect them to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Quarterly Report on Form 10-Q, factors that may affect our quarterly operating results include:

•	changes in spending on learning, assessment, development or engagement systems by our current or prospective customers;
•	pricing our applications effectively so that we are able to attract and retain customers without compromising our operating results;
•	attracting new customers and increasing our existing customers’ use of our applications;
•	customer renewal rates and the amounts for which agreements are renewed;
•	awareness of our brands;
•	changes in the competitive dynamics of our market, including consolidation among competitors or customers and the introduction of new applications or application enhancements;
•	changes to the commission plans, quotas and other compensation-related metrics for our sales representatives;

•	the amount and timing of payment for operating expenses, particularly research and development, sales and marketing expenses and employee benefit expenses;
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

We face significant competition from both established and new companies offering learning, assessment, development and engagement systems, which may harm our ability to gain new customers, retain existing customers and grow our business.

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

Our business outside the United States exposes us to risks associated with international operations.*

For the three months ended March 31, 2019, 21% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong, Sao Paulo, Brazil and Budapest, Hungary. Our growth strategy involves the further expansion of our operations and customer base internationally. Our current international operations and future initiatives will involve a variety of risks, including:

•	more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union;
•	technical or latency issues in delivering our platform and applications;
•	dependence on certain third parties, including potential resellers with whom we do not have extensive experience;
•	unexpected changes in regulatory requirements, taxes or trade laws;
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

For example, in June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). The U.K. government delivered notice of withdrawal in March 2017. The withdrawal of the U.K. from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, October 31, 2019. The withdrawal of the U.K. from the European Union has involved a process of lengthy negotiations between the U.K. and European Union member states to determine the future terms of the U.K.’s relationship with the European Union. Depending on the terms of Brexit, the U.K., where we operate our international headquarters, could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business in Europe more difficult. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our ability to conduct operations in Europe.

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

If we fail to manage our growth effectively or our business does not grow as we expect, our operating results may suffer.*

Our employee base and operations have grown in a relatively short period of time. Our full-time employee base grew from 1,177 employees as of March 31, 2018 to 1,291 employees as of March 31, 2019. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.*

Our success and future growth depend upon the continued services of our management team, including Dan Goldsmith, our Chief Executive Officer, and other key employees in the areas of engineering, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives. We also are dependent on the continued service of our existing software engineers and information technology personnel because of the complexity of our software, technologies and infrastructure. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. We do not maintain any “key man” insurance for any employee. The loss of one or more of our key employees could harm our business.

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

If our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, our platform and applications may be perceived as insecure and we may lose existing customers or fail to attract new customers, our reputation may be damaged and we may incur significant liabilities.

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

Our continued growth depends in part on the ability of our existing and potential customers to access our applications at any time. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, distributed denial of service attacks, or other security related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform and applications are unavailable or if our users are unable to access our applications within a reasonable amount of time or at all, our business will be harmed.

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

Various U.S. federal statutes may apply to us with respect to various customer activities. The Digital Millennium Copyright Act of 1998, or DMCA, provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the internet. Under the DMCA, based on our current business activity as an internet service provider that does not own or control website content posted by our customers, we generally are not liable for infringing content posted by our customers or other third parties, provided that we follow the procedures for handling copyright infringement claims set forth in the DMCA. Generally, if we receive a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host, and we fail to expeditiously remove or disable access to the allegedly infringing material or otherwise fail to meet the requirements of the safe harbor provided by the DMCA, the copyright owner may seek to impose liability on us. Technical mistakes in complying with the detailed DMCA take-down procedures, or if we fail to otherwise comply with the other requirements of the safe harbor, could subject us to liability for copyright infringement.

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

We intend to expand by making acquisitions that could be material to our business. To date, we have only completed four acquisitions and our ability as an organization to successfully acquire and integrate technologies or businesses is unproven and limited. Acquisitions involve many risks, including the following:

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

Our ability to use net operating losses to offset future taxable income may be subject to limitations.*

As of March 31, 2019, we had approximately $287.1 million and $337.5 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2019 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Risks Related to Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, during 2019, our common stock’s daily price on the New York Stock Exchange has ranged from $36.91 to $48.46 through April 26, 2019. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of March 31, 2019, we had options outstanding that, if fully exercised, would result in the issuance of 1,146,077 shares of common stock and RSUs outstanding that, upon vesting, would result in the issuance of 3,153,913 shares of common stock. In addition, as of March 31, 2019, there were 2,288,859 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 791,132 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year.

Further, as part of our acquisition of Practice, we assumed Practice’s 2014 Plan. No shares are available for issuance under the Practice 2014 Plan; however, any outstanding options granted under the Practice 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of March 31, 2019, options to purchase 1,009 shares of common stock remained outstanding under the Practice 2014 Plan.

Additionally, as part of our acquisition of Portfolium, we assumed Portfolium’s 2014 Plan. No shares are available for issuance under the Portfolium 2014 Plan; however, any outstanding options granted under the Portfolium 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of March 31, 2019, options to purchase 41,138 shares of common stock remained outstanding under the Portfolium 2014 Plan.

All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*

Based upon shares outstanding as of March 31, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 42.2% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. If we are not able to comply with the requirements of Section 404 applicable to us, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1†	Merger Agreement by and among Instructure, Inc., Gas Lamp Mergers, Inc., Gas Lamp Mergers II, LLC, Portfolium, Inc. and Fortis Advisors LLC dated February 16, 2019.	8-K	001-37629	2.1	February 21, 2019

2.2†	Merger Agreement by and among Instructure, Inc., Slick Rock Panda, Inc., MasteryConnect, Inc. and Stockholder Representative Services LLC dated April 1, 2019.	8-K	001-37629	2.1	April 8, 2019

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	001-37629	3.1	November 18, 2015

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-207349	3.4	October 9, 2015

4.1	Form of Common Stock Certificate.	S-1	333-207349	4.1	November 2, 2015

10.1	Offer Letter by and between Registrant and Marta DeBellis, dated January 19, 2019					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Instructure, Inc.

Date: May 1, 2019	By:	/s/ Steven B. Kaminsky
Steven B. Kaminsky
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)