Form 10-Q
period 2019-06-30
INSTRUCTURE INC
filed 2019-07-31
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 26, 2019, there were 37,091,406 shares of the registrant’s common stock outstanding.

Instructure, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2019

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$28,690	$94,320
Short-term marketable securities	18,782	58,630
Accounts receivable—net of allowance of $865 and $1,092 at June 30, 2019 and December 31, 2018, respectively	109,151	35,514
Prepaid expenses	24,287	13,918
Deferred commissions	10,933	8,226
Other current assets	4,146	2,019
Total current assets	195,989	212,627
Property and equipment, net	28,602	27,388
Right-of-use assets	38,405	—
Goodwill	70,282	12,354
Intangible assets, net	38,000	6,262
Noncurrent prepaid expenses	4,848	3,516
Deferred commissions, net of current portion	14,737	11,404
Other assets	586	446
Total assets	$391,449	$273,997
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,656	$3,581
Accrued liabilities	14,524	9,809
Deferred rent	—	1,329
Lease liabilities	6,338	—
Deferred revenue	154,218	117,298
Total current liabilities	184,736	132,017
Deferred revenue, net of current portion	3,172	3,372
Lease liabilities, net of current portion	44,320	—
Deferred rent, net of current portion	—	10,150
Other long-term liabilities	2,673	20
Total liabilities	234,901	145,559
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	460,841	395,865
Accumulated other comprehensive income (loss)	17	(8)
Accumulated deficit	(304,313)	(267,422)
Total stockholders’ equity	156,548	128,438
Total liabilities and stockholders’ equity	$391,449	$273,997

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue:
Subscription and support	$57,287	$45,104	$110,488	$88,304
Professional services and other	5,580	4,959	10,455	9,750
Total revenue	62,867	50,063	120,943	98,054
Cost of revenue:
Subscription and support	15,782	10,784	29,703	21,175
Professional services and other	4,665	3,814	8,901	7,408
Total cost of revenue	20,447	14,598	38,604	28,583
Gross profit	42,420	35,465	82,339	69,471
Operating expenses:
Sales and marketing	31,881	24,841	59,806	48,029
Research and development	20,949	14,849	39,888	29,509
General and administrative	12,142	8,200	24,656	16,491
Total operating expenses	64,972	47,890	124,350	94,029
Loss from operations	(22,552)	(12,425)	(42,011)	(24,558)
Other income (expense):
Interest income	274	529	923	767
Interest expense	(6)	(20)	(11)	(29)
Other expense	(173)	(529)	(253)	(353)
Total other income (expense), net	95	(20)	659	385
Loss before income taxes	(22,457)	(12,445)	(41,352)	(24,173)
Income tax benefit (expense)	1,708	(93)	4,461	(232)
Net loss	$(20,749)	$(12,538)	$(36,891)	$(24,405)
Net loss per common share, basic and diluted	$(0.56)	$(0.36)	$(1.02)	$(0.73)
Weighted average common shares used in computing basic and diluted net loss per common share	36,729	34,491	36,232	33,444

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(20,749)	$(12,538)	$(36,891)	$(24,405)
Other comprehensive gain (loss):
Net change in unrealized gains (losses) on marketable securities	6	(2)	25	(1)
Comprehensive loss	$(20,743)	$(12,540)	$(36,866)	$(24,406)

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common			Accumulated
	Stock, $0.001		Additional	Other		Total
	Par Value		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	35,386	3	395,865	(8)	(267,422)	128,438
Exercise of common stock options	188	—	1,514	—	—	1,514
Vesting of restricted stock units, net	294	—	—	—	—	—
Stock-based compensation	—	—	14,396	—	—	14,396
Common stock and options issued in acquisition	400	—	17,849	—	—	17,849
Unrealized gain on marketable securities	—	—	—	19	—	19
Shares withheld for tax withholding on vesting of restricted stock	(6)	—	(275)	—	—	(275)
Net loss	—	—	—	—	(16,142)	(16,142)
Balances at March 31, 2019	36,262	3	429,349	11	(283,564)	145,799
Exercise of common stock options	107	—	983	—	—	983
Vesting of restricted stock units, net	340	—	—	—	—	—
Purchase of ESPP shares	95	—	3,066	—	—	3,066
Stock-based compensation	—	—	15,643	—	—	15,643
Common stock and options issued in acquisition	266	—	12,163	—	—	12,163
Unrealized gain on marketable securities	—	—	—	6	—	6
Shares withheld for tax withholding on vesting of restricted stock	(8)	—	(363)	—	—	(363)
Net loss	—	—	—	—	(20,749)	(20,749)
Balances at June 30, 2019	37,062	$3	$460,841	$17	$(304,313)	$156,548

	Common			Accumulated
	Stock, $0.001		Additional	Other		Total
	Par Value		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	30,860	3	250,899	(1)	(223,957)	26,944
Exercise of common stock options	455	—	2,832	—	—	2,832
Vesting of restricted stock units, net	123	—	—	—	—	—
Stock-based compensation	—	—	4,840	—	—	4,840
Secondary offering	2,875	—	109,803	—	—	109,803
Unrealized gain on marketable securities	—	—	—	1	—	1
Shares withheld for tax withholding on vesting of restricted stock	(2)	—	(127)	—	—	(127)
Net loss	—	—	—	—	(11,867)	(11,867)
Balances at March 31, 2018	34,311	3	368,247	—	(235,824)	132,426
Exercise of common stock options	165	—	1,386	—	—	1,386
Vesting of restricted stock units, net	187	—	—	—	—	—
Purchase of ESPP shares	105	—	3,030	—	—	3,030
Stock-based compensation	—	—	5,963	—	—	5,963
Secondary offering	—	—	(14)	—	—	(14)
Unrealized gain on marketable securities	—	—	—	(2)	—	(2)
Shares withheld for tax withholding on vesting of restricted stock	(3)	—	(127)	—	—	(127)
Net loss	—	—	—	—	(12,538)	(12,538)
Balances at June 30, 2018	34,765	$3	$378,485	$(2)	$(248,362)	$130,124

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2019	2018
Operating activities:
Net loss	$(36,891)	$(24,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,932	4,118
Amortization of intangible assets	3,848	1,439
Amortization of deferred financing costs	9	10
Change in fair value of mark-to-market liabilities	—	(1,266)
Stock-based compensation	29,304	10,419
Other	(870)	(899)
Changes in assets and liabilities:
Accounts receivable, net	(73,300)	(60,004)
Prepaid expenses and other assets	(17,665)	1,382
Deferred commissions	(5,790)	(932)
Right-of-use assets	825	—
Accounts payable and accrued liabilities	10,632	3,010
Deferred revenue	31,801	30,864
Lease liabilities	(51)	—
Deferred rent	—	1,836
Other liabilities	2,604	—
Net cash used in operating activities	(50,612)	(34,428)
Investing activities:
Purchases of property and equipment	(4,994)	(7,390)
Proceeds from sale of property and equipment	46	52
Purchases of marketable securities	(15,394)	(48,441)
Maturities of marketable securities	55,686	5,700
Business acquisitions, net of cash received	(55,287)	—
Net cash used in investing activities	(19,943)	(50,079)
Financing activities:
Proceeds from common stock offerings, net of offering costs	—	109,789
Proceeds from issuance of common stock from employee equity plans	5,563	7,249
Shares repurchased for tax withholdings on vesting of restricted stock	(638)	(255)
Payments for financing costs	—	(18)
Net cash provided by financing activities	4,925	116,765
Net increase (decrease) in cash and cash equivalents	(65,630)	32,258
Cash and cash equivalents, beginning of period	94,320	35,693
Cash and cash equivalents, end of period	$28,690	$67,951
Supplemental cash flow disclosure:
Cash paid for taxes	$144	$88
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$718	$18
Acquisition consideration not yet paid	$56	$—
Issuance of common stock for acquisition	$30,012	$—

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Such estimates, which we evaluate on an on-going basis, include allowances for doubtful accounts, useful lives for property and equipment and intangible assets, valuation of marketable securities, valuation allowances for net deferred income tax assets, valuation of stock-based compensation and common stock, the standalone selling price (“SSP”) of performance obligations, the determination of the period of benefit for deferred commissions and the incremental borrowing rate we use to determine our lease liabilities. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable.

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

Summary of Significant Accounting Policies

Except for the accounting policies for leases that were updated as a result of adopting ASU No. 2016-02, Leases (“Topic 842”) described below, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K as of and for the year ended December 31, 2018, filed with the SEC on February 20, 2019, that have had a material impact in our condensed consolidated financial statements and related notes.

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

Accounts Receivable

Accounts receivable, net is comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, and other receivables, which represents unbilled receivables related to subscription and professional services contracts. Unbilled receivable balances as of June 30, 2019 and December 31, 2018 were $4,390,000 and $6,032,000, respectively.

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

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three and six months ended June 30, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected to apply the package of practical expedients to not reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs in relation to its leases in effect as of January 1, 2019. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard.

Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $34,726,000 and $46,205,000, respectively, in our consolidated balance sheets as of January 1, 2019. Adoption of the standard did not have an impact on the Company’s beginning accumulated deficit, results from operations or cash flows.

Effective January 1, 2019, the Company adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. The adoption of this guidance did not have a significant impact in our condensed consolidated financial statements and related notes.

Effective January 1, 2019, the Company early adopted ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) using a prospective approach. This guidance aligns the accounting for implementation costs related to a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software.  The adoption of this guidance did not have a significant impact in our condensed consolidated financial statements and related notes.

Issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard will require the use of a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for us beginning January 1, 2020. We are currently evaluating the effect that the updated standard will have in our consolidated financial statements and related disclosures.

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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(20,749)	$(12,538)	$(36,891)	$(24,405)
Denominator:
Total weighted average common shares outstanding—basic	36,729	34,491	36,232	33,444
Dilutive effect of share equivalents resulting from stock options and restricted stock units	—	—	—	—
Weighted average common shares outstanding-diluted	36,729	34,491	36,232	33,444
Net loss per common share, basic and diluted	$(0.56)	$(0.36)	$(1.02)	$(0.73)

For all periods presented, we incurred net losses and, therefore, the effect of our outstanding stock options and restricted stock units were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	As of June 30,
	2019	2018
Options to purchase common stock	1,039	1,542
Restricted stock units	3,042	1,853
Total	4,081	3,395

3. Acquisitions

On February 21, 2019 and April 5, 2019, we acquired all outstanding shares of Portfolium, Inc. (“Portfolium”) and MasteryConnect, Inc. (“MasteryConnect”), respectively, for the purpose of enhancing our learning management system and human capital management offerings. We have included the operating results of the business combinations in our consolidated financial statements since the date of the acquisitions. The acquisitions did not have a material effect on our revenue or earnings in the consolidated statements of operations for the reporting periods presented.

The following table summarizes the estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the Portfolium acquisition (in thousands):

Consideration transferred
Cash paid	$25,882
Common stock	17,133
Fair value of assumed Portfolium awards attributable to pre-combination services	715
Total purchase consideration	$43,730

Identifiable assets acquired
Cash	$604
Accounts receivable	273
Other assets	31
Intangible assets: developed technology	10,016
Intangible assets: customer relationships	8,560
Intangible assets: trade name	2,710
Total assets acquired	$22,194

Liabilities assumed
Accounts payable and accrued liabilities	$115
Deferred revenue	1,535
Deferred tax liability, net (1)	4,191
Total liabilities assumed	$5,841

Goodwill (1)	27,377
Total purchase consideration	$43,730

(1)	An adjustment of $1,199,000 was made during Q2 2019 to the provisional deferred tax liability. The deferred tax liability balance will remain provisional until the Portfolium tax return is filed.

The following table summarizes the estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the MasteryConnect acquisition (in thousands):

Consideration transferred
Cash paid	$32,462
Common stock	12,163
Total purchase consideration	$44,625

Identifiable assets acquired
Cash	$2,396
Accounts receivable	495
Other assets	1,919
Intangible assets: developed technology	9,191
Intangible assets: customer relationships	4,453
Intangible assets: trade name	656
Total assets acquired	$19,110

Liabilities assumed
Accounts payable and accrued liabilities	$936
Deferred revenue	3,384
Deferred tax liability, net	716
Total liabilities assumed	$5,036

Goodwill	30,551
Total purchase consideration	$44,625

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill generated from these transactions is attributable to the expected synergies to be achieved upon consummation of the business combinations and the assembled workforce values. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions.

Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated remaining useful life of five years. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying consolidated statements of operations. Customer relationships represents the estimated fair value of the acquired customer bases and are amortized over the estimated remaining useful life of four years. The trade names acquired are amortized over the estimated remaining useful life of four years. Amortization of customer relationships and trade names are included in sales and marketing expenses in the accompanying consolidated statements of operations.

The net deferred tax liability from these acquisitions provided a source of additional income to support the realizability of our pre-existing deferred tax assets and as a result, we released a portion of our valuation allowance. This resulted in a provisional income tax benefit of $4,907,000 and an increase to goodwill of the same amount.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Instructure, MasteryConnect and Portfolium as if the companies were combined as of January 1, 2018. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Pro forma revenue	$62,867	$52,891	$124,427	$103,698
Pro forma net loss(1)	(22,677)	(15,763)	(44,590)	(31,276)
Pro forma net loss per common share, basic and diluted	$(0.62)	$(0.46)	$(1.23)	$(0.94)

(1)

Pro forma net loss excludes the deferred income tax benefit from business combination in the amount of $1,915,000 for the three months ended June 30, 2019 and $4,907,000 for the six months ended June 30, 2019.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Computer and office equipment	$7,189	$6,204
Purchased software	1,071	1,071
Capitalized software development costs	26,006	22,181
Furniture and fixtures	5,054	4,688
Leasehold improvements and other	16,456	15,632
Total property and equipment	55,776	49,776
Less accumulated depreciation and amortization	(27,174)	(22,388)
Total	$28,602	$27,388

Accumulated amortization for capitalized software development costs was $11,762,000 and $9,035,000 at June 30, 2019 and December 31, 2018, respectively. Amortization expense for capitalized software development costs was $1,438,000 and $1,048,000 for the three months ended June 30, 2019 and 2018, respectively, and $2,727,000 and $1,988,000 for the six months ended June 30, 2019 and 2018, respectively. Amortization expense for capitalized software development costs is recorded within cost of revenue in the consolidated statements of operations.

5. Goodwill and Intangible Assets

Goodwill was $70,282,000 and $12,354,000 as of June 30, 2019 and December 31, 2018, respectively.

Intangible assets consisted of the following (in thousands):

	Average Remaining	June 30,	December 31,
	Useful Life	2019	2018
Domain names	0 Months	$1,268	$1,268
Trademarks	0 Months	120	120
Software	5 Months	620	620
Capitalized learning content	28 Months	400	400
Trade names	35 Months	3,686	320
Developed technology	47 Months	24,527	5,320
Customer relationships	35 Months	15,923	2,910
Accumulated amortization		(8,544)	(4,696)
Total		$38,000	$6,262

Amortization expense for intangible assets was $2,640,000 and $676,000 for the three months ended June 30, 2019 and 2018, respectively, and $3,848,000 and $1,439,000 for the six months ended June 30, 2019 and 2018, respectively. Amortization expense for capitalized learning content and developed technology is recorded within cost of revenue in the consolidated statements of operations.

Based on the recorded intangible assets at June 30, 2019, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2019	$5,266
2020	10,322
2021	9,186
2022	7,936
2023	4,552
Thereafter	738
Total	$38,000

6. Revenue

Disaggregation of Revenue

Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
United States	$50,335	$40,489	$96,101	$79,796
Foreign	12,532	9,574	24,842	18,258
Total revenue	$62,867	$50,063	$120,943	$98,054
Percentage of revenue generated outside of the United States	20%	19%	21%	19%

Deferred Revenue and Performance Obligations

During both the three and six months ended June 30, 2019, 80% to 90% of revenue recognized was included in our deferred revenue balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2019, approximately $514 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 72% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

7. Deferred Commissions

Deferred commissions primarily consist of sales commissions, as well as related payroll taxes, that are capitalized as incremental contract origination costs and were $25,669,000 and $19,630,000 as of June 30, 2019 and December 31, 2018, respectively. For the three months ended June 30, 2019 and 2018, amortization expense for deferred commissions was $2,946,000 and $2,466,000, respectively, and there were no impairments of deferred commissions.  For the six months ended June 30, 2019 and 2018, amortization expense for deferred commissions was $5,552,000 and $4,544,000, respectively, and there were no impairments of deferred commissions.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$10,274	$15	$—	$10,289
Government treasury bills	8,491	2	—	8,493
	$18,765	$17	$—	$18,782

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$31,977	$3	$(7)	$31,973
Government treasury bills	26,662	—	(5)	26,657
	$58,639	$3	$(12)	$58,630

There was $3,000 of gross realized gains from the sale or maturity of marketable securities during the six months ended June 30, 2019 and $0 for the year ended December 31, 2018, respectively.

During the six months ended June 30, 2019, we recognized gross interest income on securities of $290,000.  Interest income was supplemented by accretion income of $423,000 during the six months ended June 30, 2019, and reported within interest income in the consolidated statements of operations.

During the six months ended June 30, 2018, we recognized gross interest income on securities of $267,000. Interest income was inclusive of accretion income of $181,000 and offset by amortization expense on securities of $16,000 during the six months ended June 30, 2018, and reported net within interest income in the consolidated statements of operations.

The estimated fair value of investments by contractual maturity is as follows (in thousands):

	June 30,	December 31,
	2019	2018
Due within one year	$18,782	$58,630
Total	$18,782	$58,630

9. Stockholders’ Equity and Stock-Based Compensation

Common Stock

As of June 30, 2019 and December 31, 2018, there were 200,000,000 shares of common stock authorized. As of June 30, 2019 and December 31, 2018, there were 37,061,657 and 35,385,810 shares issued and outstanding, respectively. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through June 30, 2019.

Employee Equity Plans

Our 2015 Equity Incentive Plan (the “2015 Plan”) serves as the successor to our 2010 Equity Incentive Plan (the “2010 Plan”). Accordingly, no shares are available for issuance under the 2010 Plan; however, any outstanding options granted under the 2010 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of June 30, 2019, options to purchase 616,266 shares of common stock remained outstanding under the 2010 Plan. Pursuant to the terms of the 2015 Plan, the share reserve automatically increased by 1,592,361 shares in January 2019. As of June 30, 2019, we had 2,069,085 shares of common stock available for future grants under the 2015 Plan.

As part of our acquisition of Practice XYZ, Inc. (“Practice”) we assumed Practice’s 2014 Equity Incentive Plan (the “Practice 2014 Plan”). No shares are available for issuance under the Practice 2014 Plan; however, any outstanding options granted under the 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of June 30, 2019, options to purchase 503 shares of common stock remained outstanding under the Practice 2014 Plan.

Additionally, as part of our acquisition of Portfolium, we assumed Portfolium’s 2014 Equity Incentive Plan (the “Portfolium 2014 Plan”). No shares are available for issuance under the Portfolium 2014 Plan; however, any outstanding options granted under the Portfolium 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of June 30, 2019, options to purchase 36,417 shares of common stock remained outstanding under the Portfolium 2014 Plan.

We also have a 2015 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  Our board of directors approves the ESPP offerings. The offerings need not be identical, but each offering may not exceed 27 months and may specify one or more shorter purchase periods within the offering.  Pursuant to the terms of the ESPP, the share reserve increased by 333,333 shares in January 2019. As of June 30, 2019, 696,557 shares of common stock were available for issuance under the ESPP.

During January 2019, our board of directors approved the 2019 Incentive Bonus Plan (the “2019 Bonus Plan”). Under the 2019 Bonus Plan, performance-based bonuses may be earned by certain employees, excluding executive officers, based on actual performance as measured against selected financial performance criteria and individual performance. The bonuses will be paid in the form of restricted stock units and the number of shares underlying equity awards granted to each employee will be determined based on the performance bonus amount divided by our closing stock price on grant date. For additional information regarding the 2019 Bonus Plan refer to the Proxy Statement on Form DEF14A filed with the SEC on April 8, 2019. As of June 30, 2019, there was $568,000 included in accrued liabilities in our consolidated balance sheets related to the 2019 Bonus Plan. As of June 30, 2019, we had $907,000 of unrecognized stock-based compensation costs related to the 2019 Bonus Plan.

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Options	$581	$725	$1,131	$1,426
Restricted stock units	14,292	4,431	27,021	7,931
Employee stock purchase plan	493	519	1,152	1,062
Total stock-based compensation	$15,366	$5,675	$29,304	$10,419

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Subscription and support cost of revenue	$436	$307	$940	$536
Professional services and other cost of revenue	676	246	1,176	439
Sales and marketing	4,291	1,671	7,998	3,019
Research and development	5,173	2,033	9,943	3,927
General and administrative	4,790	1,418	9,247	2,498
Total stock-based compensation	$15,366	$5,675	$29,304	$10,419

 Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2019 (in thousands, except per share data and years):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at December 31, 2018	1,303	$14.09	6.5	$30,552
Granted	41	3.54
Exercised	(295)	8.47
Forfeited or cancelled	(10)	13.73
Outstanding at June 30, 2019	1,039	15.24	6.3	28,353
Vested and expected to vest—June 30, 2019	1,039	15.24	6.3	28,353
Exercisable at June 30, 2019	794	11.28	5.7	24,793

As of June 30, 2019, we had $3,911,000 of unrecognized stock-based compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.4 years.

As of June 30, 2019, we had $1,184,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the term of the offering period ending November 30, 2019.

Restricted Stock Units

The following table summarizes the activity of restricted stock units (“RSUs”) for the six months ended June 30, 2019 (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at December 31, 2018	1,690	$32.87
Granted	2,201	42.51
Vested	(635)	35.92
Cancelled	(214)	36.04
Unvested and outstanding at June 30, 2019	3,042	39.00

As of June 30, 2019, we had $109,461,000 of unrecognized stock-based compensation costs related to outstanding RSUs that are expected to be recognized over a weighted average period of 3.0 years.

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2019 and the year ended December 31, 2018. Assets measured at fair value on a recurring basis as of June 30, 2019, were as follows (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6	$—	$—	$6
Corporate debt securities	—	10,289	—	10,289
Government treasury bills	8,493	—	—	8,493
Total assets	$8,499	$10,289	$—	$18,788

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, were as follows (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,458	$—	$—	$32,458
Corporate debt securities	—	31,973	—	31,973
U.S. Treasury bills	26,657	—	—	26,657
Total assets	$59,115	$31,973	$—	$91,088
Liabilities:
Contingent liability	—	—	20	20
Total liabilities	$—	$—	$20	$20

The carrying amount of our cash, receivables and payables approximates fair value because of the short-term nature of these items.

The following table sets forth a summary of the change in fair value adjustments for liabilities that are required to be marked-to-market. The change in fair value of the contingent liability was recognized in general and administrative expense in the consolidated statements of operations. The following balance is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Change in
Fair Value
Adjustments
Balance at January 1, 2019	$20
Change in fair value of contingent liability	(20)
Balance at June 30, 2019	$—

 We have classified our liability for contingent consideration relating to our acquisition of Practice, which we closed in November 2017, within Level 3 of the fair value hierarchy because the fair value is determined using the Monte Carlo simulation model and significant unobservable inputs, including forecasted net bookings attainment. During the first quarter of 2019, we did not observe a significant change in Practice bookings and, therefore, we wrote-off the remaining balance.

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

12. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to ten years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three to five years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company subleases one of its locations. The sublease term has 18 months remaining and will expire in 2020. This sublease has no option for renewal.

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Operating lease cost, gross	$2,193	$1,866	$4,172	$3,745
Variable lease cost, gross(1)	716	—	1,329	—
Sublease income	(145)	—	(145)	—
Total lease costs(2)	$2,764	$1,866	$5,356	$3,745

(1)

Variable rent expense was not included within the measurement of the Company's operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.

(2)	Short-term lease costs for the three and six months ended June 30, 2019 were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2019 was $4,475,000 and was included in net cash used in operating activities in the consolidated statements of cash flows. Right-of-use assets obtained in exchange for lease obligations for the six months ended June 30, 2019 was $6,068,000.

As of June 30, 2019, the maturities of the Company's operating lease liabilities were as follows (in thousands):

2019 (excluding the six months ended June 30, 2019)	$4,800
2020	9,554
2021	8,966
2022	9,361
2023	8,791
Thereafter	23,619
Total lease payments	65,091
Less:
Imputed interest	(14,433)
Lease liabilities	50,658
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(1,113)
Lease liabilities, net	49,545

As of June 30, 2019, the weighted average remaining lease term is 7.0 years and the weighted average discount rate used to determine operating lease liabilities was 7.15%.

13. Commitments and Contingencies

Litigation

We are involved in legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on our financial position, results of operations or liquidity.

14. Related Party Transactions

On May 27, 2019, we hired Jennifer Goldsmith as our Chief Strategy Officer. Ms. Goldsmith is the sibling of Dan Goldsmith, our Chief Executive Officer. Ms. Goldsmith's initial cash base salary is $260,000 per year. Ms. Goldsmith also received a short-term salary grant of restricted stock units with a value of $65,000 and a long-term grant of restricted stock units with a value of $3,585,000. Pursuant to our policies and procedures with respect to related party transactions, the Audit Committee of our Board of Directors approved this related party transaction on April 24, 2019.

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

As of June 30, 2019, we have grown to serve more than 4,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 80 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2018, and the six months ended June 30, 2019, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at each of June 30, 2019 and 2018. Our revenue was $62.9 million and $50.1 million for the three months ended June 30, 2019 and 2018, respectively, representing year-over-year growth of 26%, and $120.9 million and $98.1 million for the six months ended June 30, 2019 and 2018, respectively, representing year-over-year growth of 23%. Our net losses were $20.7 million and $12.5 million for the three months ended June 30, 2019 and 2018, respectively, and $36.9 and $24.4 for the six months ended June 30, 2019 and 2018, respectively.

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

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. During the three months ended June 30, 2019 and 2018, 20% and 19% of our revenue was derived from outside the United States, respectively. During the six months ended June 30, 2019 and 2018, 21% and 19% of our revenue was derived from outside the United States, respectively.

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

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of June 30, 2019 and 2018.

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

We expect a decrease in gross margin due to our recent acquisitions while we focus on improving our operating structure related to integration.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual InstructureCon and BridgeCon user conferences and allocated overhead costs. We defer and amortize on a straight-line basis sales commission costs related to acquiring new customers and upsells from existing customers over a period of benefit that we have determined to be generally four years. We expect sales and marketing expenses will increase as a result of hiring net new quota-carrying sales representatives inside and outside the United States, adding to the marketing staff and expanding our annual InstructureCon user conference and potentially adding other annual conferences. Over time, we expect sales and marketing expenses will decline as a percentage of total revenue.

Research and Development. Research and development expenses consist primarily of personnel costs of our development team, including payroll, benefits and stock-based compensation expense and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new applications, features and adding incremental functionality to our platform. We amortize these costs to subscription and support cost of revenue in the consolidated statements of operations over the estimated life of the new application or incremental functionality, which is generally three years. We expect research and development expenses to increase in absolute dollars as we continue to increase the functionality of our software platform.

General and Administrative. General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting, employee-related information technology, administrative personnel, including payroll, benefits and stock-based compensation expense; professional fees for external legal, accounting and other consulting services; and allocated overhead costs. As a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary, we expect that general and administrative expenses will increase on an absolute dollar basis.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
Subscription and support	$57,287	$45,104	$110,488	$88,304
Professional services and other	5,580	4,959	10,455	9,750
Total revenue	62,867	50,063	120,943	98,054
Cost of revenue:
Subscription and support(1)(2)	15,782	10,784	29,703	21,175
Professional services and other(1)	4,665	3,814	8,901	7,408
Total cost of revenue	20,447	14,598	38,604	28,583
Gross profit	42,420	35,465	82,339	69,471
Operating expenses:
Sales and marketing(1)(2)	31,881	24,841	59,806	48,029
Research and development(1)	20,949	14,849	39,888	29,509
General and administrative(1)(3)	12,142	8,200	24,656	16,491
Total operating expenses	64,972	47,890	124,350	94,029
Loss from operations	(22,552)	(12,425)	(42,011)	(24,558)
Other income (expense):
Interest income	274	529	923	767
Interest expense	(6)	(20)	(11)	(29)
Other expense	(173)	(529)	(253)	(353)
Total other income (expense), net	95	(20)	659	385
Loss before income taxes	(22,457)	(12,445)	(41,352)	(24,173)
Income tax benefit (expense)	1,708	(93)	4,461	(232)
Net loss	$(20,749)	$(12,538)	$(36,891)	$(24,405)

(1)	Includes stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue:
Subscription and support	$436	$307	$940	$536
Professional services and other	676	246	1,176	439
Sales and marketing	4,291	1,671	7,998	3,019
Research and development	5,173	2,033	9,943	3,927
General and administrative	4,790	1,418	9,247	2,498
Total stock-based compensation	$15,366	$5,675	$29,304	$10,419

(2)	Includes amortization of acquisition-related intangibles as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue:
Subscription and support	$1,293	$333	$1,848	$674
Sales and marketing	1,293	269	1,875	620
Total amortization of acquisition-related intangibles	$2,586	$602	$3,723	$1,294

(3)	Includes the change in fair value of the contingent liability as follows:
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
General and administrative	$—	$(755)	$(20)	$(1,144)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(as a percentage of total revenue)
Revenue:
Subscription and support	91%	90%	91%	90%
Professional services and other	9	10	9	10
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	25	22	25	22
Professional services and other	8	8	7	8
Total cost of revenue	33	30	32	30
Gross profit	67	70	68	70
Operating expenses:
Sales and marketing	51	50	49	49
Research and development	33	30	33	30
General and administrative	19	16	20	17
Total operating expenses	103	96	102	96
Loss from operations	(36)	(26)	(34)	(26)
Other income (expense):
Interest income	0	1	1	1
Interest expense	(0)	(0)	(0)	(0)
Other expense	(0)	(1)	(0)	(0)
Total other income (expense), net	0	(0)	1	1
Loss before income taxes	(36)	(26)	(33)	(25)
Income tax benefit (expense)	3	(0)	4	(0)
Net loss	(33)%	(26)%	(29)%	(25)%

Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018

Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Subscription and support	$57,287	$45,104	$12,183	27%	$110,488	$88,304	$22,184	25%
Professional services and other	5,580	4,959	621	13	10,455	9,750	705	7
Total revenue	$62,867	$50,063	$12,804	26	$120,943	$98,054	$22,889	23

Three month and six month change

Subscription and support revenue increased $12.2 million and $22.2 million for the three and six months ended June 30, 2019, respectively, primarily due to an increase in the total number of customers, which has grown to over 4,000 as of June 30, 2019, the contributions from our recent acquisitions, net revenue retention in excess of 100% as of June 30, 2019 and continued growth in international revenue, which contributed 20% and 21% of total revenue for the three and six months ended June 30, 2019, respectively, versus 19% of total revenue for both the three and six months ended June 30, 2018.

Professional services and other revenue increased $0.6 million and $0.7 million for the three and six months ended June 30, 2019, primarily due to the increase in new customers discussed above.

Cost of Revenue and Gross Margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$15,782	$10,784	$4,998	46%	$29,703	$21,175	$8,528	40%
Professional services and other	4,665	3,814	851	22	8,901	7,408	1,493	20
Total cost of revenue	$20,447	$14,598	$5,849	40	$38,604	$28,583	$10,021	35
Gross margin percentage:
Subscription and support revenue	72%	76%			73%	76%
Professional services and other	16	23			15	24
Total gross margin	67	71			68	71

Three month change

Total cost of revenue increased $5.8 million for the three months ended June 30, 2019, primarily due to an increase in employee-related costs, web hosting and third-party software license costs, amortization of developed technology and third-party contractor costs.

Subscription and support cost of revenue increased $5.0 million for the three months ended June 30, 2019, primarily due to an increase in web hosting and third-party software license costs, amortization of developed and acquisition-related technology and employee-related costs. Web hosting and third-party software license costs increased $2.8 million due to the increase in total customers. Amortization costs increased $1.4 million due to the continued development of our software platform and amortization of acquisition-related technology. Employee-related costs increased $0.7 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Other insignificant items, primarily related to increased travel, increased by $0.1 million.

Professional services and other cost of revenue increased $0.8 million for the three months ended June 30, 2019, primarily due to an increase in employee-related costs of $0.6 million, as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings. Other insignificant items, primarily related to increased use of third-party contractors, increased by $0.2 million.

Six month change

Total cost of revenue increased $10.0 million for the six months ended June 30, 2019, primarily due to an increase in employee-related costs, web hosting and third-party software license costs, amortization of developed technology and third-party contractor costs.

Subscription and support cost of revenue increased $8.5 million for the six months ended June 30, 2019, primarily due to an increase in web hosting and third-party software license costs, amortization of developed and acquisition-related technology and employee-related costs. Web hosting and third-party software license costs increased $5 million due to the increase in total customers. Amortization costs increased $1.9 million due to the continued development of our software platform and amortization of acquisition-related technology. Employee-related costs increased $1.5 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Other insignificant items, primarily related to higher rent, increased by $0.1 million.

Professional services and other cost of revenue increased $1.5 million for the six months ended June 30, 2019, primarily due to an increase in employee-related costs of $1 million, as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings. Other insignificant items, primarily related to increased use of third-party contractors, increased by $0.5 million.

Operating Expenses

Sales and Marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$31,881	$24,841	$7,040	28%	$59,806	$48,029	$11,777	25%

Three month change

Sales and marketing expenses increased $7.0 million for the three months ended June 30, 2019, primarily due to an increase in employee-related and equity costs, expansion of our marketing programs and amortization of acquisition-related technology. Employee-related costs increased $4.3 million as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary and hiring additional employees domestically and internationally due to growth in our customer base. Marketing program and travel costs increased $1.5 million due to our first BridgeCon and continued expansion into international and corporate markets. Depreciation and amortization expense increased $1.2 million due to an increase in capital equipment and amortization of acquisition-related identified intangible assets.

Six month change

Sales and marketing expenses increased $11.8 million for the six months ended June 30, 2019, primarily due to an increase in employee-related and equity costs, third-party contractor costs, expansion of our marketing programs, amortization of acquisition-related technology and information technology expenses. Employee-related costs increased $7.9 million as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary and hiring additional employees domestically and internationally due to growth in our customer base. Amortization expense increased $1.4 million due to an increase in amortization of acquisition-related identified intangible assets. Marketing program costs increased $1 million due to our first BridgeCon and continued expansion into international and corporate markets, third-party contractor costs increased $0.8 million and travel costs increased $0.4 million all due to continued expansion into international and corporate markets. Information technology expense increased $0.3 million as we continue to automate our internal systems.

Research and Development

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$20,949	$14,849	$6,100	41%	$39,888	$29,509	$10,379	35%

Three month change

Research and development expenses increased $6.1 million for the three months ended June 30, 2019, due to an increase in employee-related costs, information technology expenses and allocated overhead expenses. Employee-related costs increased $5.2 million and information technology costs increased $0.5 million as we continued to grow our engineering organization to develop new applications and continue to develop additional features for our products and as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary. Allocated overhead expenses and other insignificant items increased $0.4 million primarily due to higher rent and communication expense.

Six month change

Research and development expenses increased $10.4 million for the six months ended June 30, 2019, due to an increase in employee-related costs, information technology expenses and allocated overhead expenses. Employee-related costs increased $8.9 million and information technology costs increased $0.8 million as we continued to grow our engineering organization to develop new applications and continue to develop additional features for our products and as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary. Allocated overhead expenses and other insignificant items increased $0.7 million primarily due to higher rent and communication expense.

General and Administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$12,142	$8,200	$3,942	48%	$24,656	$16,491	$8,165	50%

Three month change

General and administrative expenses increased $3.9 million for the three months ended June 30, 2019 primarily due to an increase in employee-related costs, third-party costs and the change in fair value of the contingent liability. Employee-related costs increased $2.5 million as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary. Fair value of the contingent liability decreased $0.8 million during the same period in 2018. The liability was written off during the period ended March 31, 2019 and there was no expense impact to the period ended June 30, 2019. Third-party services increased $0.6 million to support our recent acquisitions and continued growth.

Six month change

General and administrative expenses increased $8.2 million for the six months ended June 30, 2019 primarily due to an increase in employee-related costs, third-party costs, allocated overhead expenses and the change in fair value of the contingent liability. Employee-related costs increased $5.6 million as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary. Fair value of the contingent liability decreased $1.1 million during the same period in 2018. The liability was written off during the period ended March 31, 2019 and there was no expense impact to the period ended June 30, 2019. Third-party services increased $0.9 million to support our recent acquisitions and continued growth. Allocated overhead expenses and other insignificant items increased $0.6 million primarily due to higher rent.

Other Income (Expense), Net

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense), net	$95	$(20)	$115	(575)%	$659	$385	$274	71%

Three and six month change

Other income (expense), net includes interest income and expense, unrealized gains on marketable securities, the change in fair value of warrant liability and the impact of foreign currency transaction gains and losses. Other income (expense), net increased $0.1 million for the three months ended June 30, 2019 as a result of unrealized gains on marketable securities. Other income (expense), net increased $0.3 million for the six months ended June 30, 2019 primarily as a result of unrealized gains on marketable securities and the impact of foreign currency transaction gains and losses.

Liquidity and Capital Resources

As of June 30, 2019, we had $28.7 million of cash and cash equivalents and $18.8 million in short-term marketable securities. We believe our cash, cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2019, we entered into a second amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank (“SVB”). The agreement provides for up to $5.0 million in revolving borrowings (subject to increase to $35.0 million in the lender’s sole discretion). Availability is subject to a formula based on our monthly recurring revenue. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2020, at which time the principal amount of all outstanding advances becomes due and payable. As of June 30, 2019, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to make acquisitions, make distributions and dividends to stockholders, and maintain certain amounts of cash or debt with other financial institutions. The agreement also includes a financial covenant to maintain a certain adjusted quick ratio, reported quarterly. In the event the accordion feature of the line is utilized the covenants convert to a recurring revenue measurement. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of June 30, 2019, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(50,612)	$(34,428)
Net cash used in investing activities	(19,943)	(50,079)
Net cash provided by financing activities	4,925	116,765

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

Net cash used in operating activities during the six months ended June 30, 2019 was $50.6 million, which primarily reflected our net loss of $36.9 million, offset by non-cash expenses that included $29.3 million of stock-based compensation and $8.8 million of depreciation and amortization. Working capital uses of cash included a net increase of $41.5 million in accounts receivable and deferred revenue primarily due to the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year, an increase in prepaid and other assets of $17.7 million and an increase in deferred commissions of $5.8 million. These uses were partially offset by a $10.6 million increase in accounts payable and accrued liabilities and an increase in other liabilities of $2.6 million.

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

Net cash used in investing activities during the six months ended June 30, 2019 was $19.9 million, consisting primarily of business acquisitions of $55.3 million, purchases of marketable securities of $15.3 million, and purchases of property plant and equipment of $5 million. These were offset by $55.7 million primarily due to cash maturities from our marketable securities and other insignificant items.

Financing Activities

Our financing activities have consisted primarily of proceeds from the common stock offering and the issuance of common stock from employee equity plans.

Net cash provided by financing activities for the six months ended June 30, 2019 was $4.9 million and consisted of $5.5 million in proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options, offset by $0.6 million in shares repurchased for tax withholdings on vesting of restricted stock.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 except for new leases we have entered into for office space and a letter of credit. Leases for new office space that have commenced are disclosed in Note 12 in the notes to the consolidated financial statements. One lease has not yet commenced and is not disclosed in the notes to the consolidated financial statements. The lease commences in February 2020 with a term of seven years ending in 2027 and allows for one option to renew for an additional five-year period. The lease has an average monthly rent payment of €57,000 and is subject to an annual rent escalation determined by the Consumer Price Index. We also entered into a new letter of credit related to this lease for €252,000. This letter of credit expires during May 2027.

As of June 30, 2019, we have no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Through June 30, 2019, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

Except for the accounting policies for leases that were updated as a result of adopting ASU No. 2016-02, Leases (see Note 1 in the notes to the consolidated financial statements), there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019, that have had a material impact in our condensed consolidated financial statements and related notes.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Other Financial Data:
Non-GAAP operating loss (1)	(5,927)	(8,128)	(10,331)	(15,214)
Free cash flow (2)	(17,059)	(24,598)	(55,560)	(41,766)

(1)

We define non-GAAP operating loss as operating loss before stock-based compensation, reversal of payroll tax expense on secondary stock purchase transactions, amortization of acquisition related intangibles and the change in fair value of the contingent liability.

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

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Loss from operations	$(22,552)	$(12,425)	$(42,011)	$(24,558)
Stock-based compensation	15,366	5,675	29,304	10,419
Reversal of payroll tax expense on secondary stock purchase transactions	(1,327)	(1,225)	(1,327)	(1,225)
Amortization of acquisition related intangibles	2,586	602	3,723	1,294
Change in fair value of contingent liability	—	(755)	(20)	(1,144)
Non-GAAP operating loss	$(5,927)	$(8,128)	$(10,331)	$(15,214)

The following table provides a reconciliation of net cash used in operating activities to free cash flow, a non-GAAP measure:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net cash used in operating activities	$(14,423)	$(22,081)	$(50,612)	$(34,428)
Purchases of property and equipment and intangible assets	(2,658)	(2,543)	(4,994)	(7,390)
Proceeds from disposals of property and equipment	22	26	46	52
Free cash flow	$(17,059)	$(24,598)	$(55,560)	$(41,766)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2019 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.*

We have incurred net losses of $36.9 million and $24.4 million in the six months ended June 30, 2019 and 2018, respectively. We had an accumulated deficit of $304.3 million at June 30, 2019. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

Because our recent growth has resulted in the rapid expansion of our business, we do not have a long history upon which to base forecasts of customer renewal rates or future revenue. As a result, our future operating results may be significantly below the expectations of investors and securities analysts, which could harm the market price of our common stock.

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

We may not be able to accurately forecast the amount and mix of future subscriptions, size or duration of contracts, revenue and expenses and, as a result, our operating results may fall below our estimates or the expectations of securities analysts and investors. If our revenue or operating results fall below the expectations of securities analysts or investors, or below any estimates we may provide, the market price of our common stock could decline.

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

Our business outside the United States exposes us to risks associated with international operations.*

For the six months ended June 30, 2019, 21% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong, Sao Paulo, Brazil and Budapest, Hungary. Our growth strategy involves the further expansion of our operations and customer base internationally. Our current international operations and future initiatives will involve a variety of risks, including:

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

If we fail to manage our growth effectively or our business does not grow as we expect, our operating results may suffer.*

Our employee base and operations have grown in a relatively short period of time. Our full-time employee base grew from 1,268 employees as of June 30, 2018 to 1,379 employees as of June 30, 2019. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

Our ability to use net operating losses to offset future taxable income may be subject to limitations.*

As of June 30, 2019, we had approximately $342.8 million and $363.5 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2019 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Risks Related to Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, during 2019, our common stock’s daily price on the New York Stock Exchange has ranged from $36.91 to $48.46 through July 26, 2019. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of June 30, 2019, we had options outstanding that, if fully exercised, would result in the issuance of 1,038,955 shares of common stock and RSUs outstanding that, upon vesting, would result in the issuance of 3,041,726 shares of common stock. In addition, as of June 30, 2019, there were 2,069,085 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 696,557 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year.

Further, as part of our acquisition of Practice, we assumed Practice’s 2014 Plan. No shares are available for issuance under the Practice 2014 Plan; however, any outstanding options granted under the Practice 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of June 30, 2019, options to purchase 503 shares of common stock remained outstanding under the Practice 2014 Plan.

Additionally, as part of our acquisition of Portfolium, we assumed Portfolium’s 2014 Plan. No shares are available for issuance under the Portfolium 2014 Plan; however, any outstanding options granted under the Portfolium 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of June 30, 2019, options to purchase 36,417 shares of common stock remained outstanding under the Portfolium 2014 Plan.

All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*

Based upon shares outstanding as of June 30, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 42.4% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

2.2†	Merger Agreement by and among Instructure, Inc., Slick Rock Panda, Inc., MasteryConnect, Inc. and Stockholder Representative Services LLC dated April 1, 2019.	8-K	001-37629	2.1	April 8, 2019

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	001-37629	3.1	November 18, 2015

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-207349	3.4	October 9, 2015

4.1	Form of Common Stock Certificate.	S-1	333-207349	4.1	November 2, 2015

10.1	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated June 19, 2019					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Instructure, Inc.

Date: July 31, 2019	By:	/s/ Steven B. Kaminsky
Steven B. Kaminsky
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)