Form 10-Q
period 2019-09-30
INSTRUCTURE INC
filed 2019-10-30
CIK 1355754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, there were 37,577,533 shares of the registrant’s common stock outstanding.

Instructure, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2019

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$122,199	$94,320
Short-term marketable securities	5,006	58,630
Accounts receivable—net of allowance of $953 and $1,092 at September 30, 2019 and December 31, 2018, respectively	41,655	35,514
Prepaid expenses	14,273	13,918
Deferred commissions	12,156	8,226
Other current assets	4,649	2,019
Total current assets	199,938	212,627
Property and equipment, net	28,893	27,388
Right-of-use assets	37,120	—
Goodwill	69,952	12,354
Intangible assets, net	35,145	6,262
Noncurrent prepaid expenses	4,055	3,516
Deferred commissions, net of current portion	15,295	11,404
Other assets	560	446
Total assets	$390,958	$273,997
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,611	$3,581
Accrued liabilities	14,431	9,809
Deferred rent	—	1,329
Lease liabilities	6,324	—
Deferred revenue	162,583	117,298
Total current liabilities	190,949	132,017
Deferred revenue, net of current portion	2,975	3,372
Lease liabilities, net of current portion	42,685	—
Deferred rent, net of current portion	—	10,150
Other long-term liabilities	3,619	20
Total liabilities	240,228	145,559
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	475,953	395,865
Accumulated other comprehensive income (loss)	10	(8)
Accumulated deficit	(325,236)	(267,422)
Total stockholders’ equity	150,730	128,438
Total liabilities and stockholders’ equity	$390,958	$273,997

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Subscription and support	$61,863	$49,235	$172,351	$137,539
Professional services and other	6,472	6,004	16,927	15,754
Total revenue	68,335	55,239	189,278	153,293
Cost of revenue:
Subscription and support	16,567	12,149	46,270	33,324
Professional services and other	4,723	3,989	13,624	11,397
Total cost of revenue	21,290	16,138	59,894	44,721
Gross profit	47,045	39,101	129,384	108,572
Operating expenses:
Sales and marketing	32,313	25,641	92,119	73,670
Research and development	21,800	15,601	61,688	45,110
General and administrative	13,511	9,815	38,167	26,306
Total operating expenses	67,624	51,057	191,974	145,086
Loss from operations	(20,579)	(11,956)	(62,590)	(36,514)
Other income (expense):
Interest income	309	761	1,232	1,528
Interest expense	—	(25)	(11)	(54)
Other expense	(495)	(177)	(748)	(531)
Total other income (expense), net	(186)	559	473	943
Loss before income taxes	(20,765)	(11,397)	(62,117)	(35,571)
Income tax benefit (expense)	(158)	(75)	4,303	(307)
Net loss	$(20,923)	$(11,472)	$(57,814)	$(35,878)
Net loss per common share, basic and diluted	$(0.56)	$(0.33)	$(1.58)	$(1.06)
Weighted average common shares used in computing basic and diluted net loss per common share	37,250	34,895	36,585	33,934

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(20,923)	$(11,472)	$(57,814)	$(35,878)
Other comprehensive gain (loss):
Net change in unrealized gains (losses) on marketable securities	(7)	(10)	18	(11)
Comprehensive loss	$(20,930)	$(11,482)	$(57,796)	$(35,889)

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common			Accumulated
	Stock, $0.001		Additional	Other		Total
	Par Value		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2019	37,062	3	460,841	17	(304,313)	156,548
Exercise of common stock options	141	—	1,446	—	—	1,446
Vesting of restricted stock units	391	—	—	—	—	—
Stock-based compensation	—	—	15,122	—	—	15,122
Unrealized loss on marketable securities	—	—	—	(7)	—	(7)
Shares withheld for tax withholding on vesting of restricted stock	(35)	—	(1,456)	—	—	(1,456)
Net loss	—	—	—	—	(20,923)	(20,923)
Balances at September 30, 2019	37,559	$3	$475,953	$10	$(325,236)	$150,730

	Common			Accumulated
	Stock, $0.001		Additional	Other		Total
	Par Value		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2018	34,765	3	378,485	(2)	(248,363)	130,123
Exercise of common stock options	151	—	1,513	—	—	1,513
Vesting of restricted stock units	139	—	—	—	—	—
Stock-based compensation	—	—	5,871	—	—	5,871
Common stock and options issued in acquisition	2	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(10)	—	(10)
Shares withheld for tax withholding on vesting of restricted stock	(3)	—	(80)	—	—	(80)
Net loss	—	—	—	—	(11,472)	(11,472)
Balances at September 30, 2018	35,054	$3	$385,789	$(12)	$(259,835)	$125,945

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Stockholders’ Equity (Cont.)

(in thousands)

(unaudited)

	Common			Accumulated
	Stock, $0.001		Additional	Other		Total
	Par Value		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	35,386	3	395,865	(8)	(267,422)	128,438
Exercise of common stock options	436	—	3,943	—	—	3,943
Vesting of restricted stock units	1,025	—	—	—	—	—
Purchase of ESPP shares	95	—	3,066	—	—	3,066
Stock-based compensation	—	—	45,161	—	—	45,161
Common stock and options issued in acquisition	666	—	30,012	—	—	30,012
Unrealized gain on marketable securities	—	—	—	18	—	18
Shares withheld for tax withholding on vesting of restricted stock	(49)	—	(2,094)	—	—	(2,094)
Net loss	—	—	—	—	(57,814)	(57,814)
Balances at September 30, 2019	37,559	$3	$475,953	$10	$(325,236)	$150,730

	Common			Accumulated
	Stock, $0.001		Additional	Other		Total
	Par Value		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2017	30,860	3	250,899	(1)	(223,957)	26,944
Exercise of common stock options	771	—	5,731	—	—	5,731
Vesting of restricted stock units	449	—	—	—	—	—
Purchase of ESPP shares	105	—	3,030	—	—	3,030
Stock-based compensation	—	—	16,674	—	—	16,674
Common stock and options issued in acquisition	2	—	—	—	—	—
Secondary offering	2,875	—	109,789	—	—	109,789
Unrealized loss on marketable securities	—	—	—	(11)	—	(11)
Shares withheld for tax withholding on vesting of restricted stock	(8)	—	(334)	—	—	(334)
Net loss	—	—	—	—	(35,878)	(35,878)
Balances at September 30, 2018	35,054	$3	$385,789	$(12)	$(259,835)	$125,945

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net loss	$(57,814)	$(35,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	7,775	6,438
Amortization of intangible assets	6,703	2,112
Amortization of deferred financing costs	9	15
Change in fair value of mark-to-market liabilities	—	(1,266)
Stock-based compensation	43,398	16,102
Other	(988)	(757)
Changes in assets and liabilities:
Accounts receivable, net	(5,711)	(14,011)
Prepaid expenses and other assets	(7,005)	(168)
Deferred commissions	(7,571)	(1,172)
Right-of-use assets	2,110	—
Accounts payable and accrued liabilities	8,855	10,241
Deferred revenue	39,969	37,011
Lease liabilities	(1,700)	—
Deferred rent	—	1,603
Other liabilities	3,550	—
Net cash provided by operating activities	31,580	20,270
Investing activities:
Purchases of property and equipment	(7,485)	(8,888)
Proceeds from sale of property and equipment	71	78
Purchases of marketable securities	(15,394)	(92,170)
Maturities of marketable securities	60,700	37,850
Sale of marketable securities	8,786	—
Business acquisitions, net of cash received	(55,293)	—
Net cash used in investing activities	(8,615)	(63,130)
Financing activities:
Proceeds from common stock offerings, net of offering costs	—	109,789
Proceeds from issuance of common stock from employee equity plans	7,008	8,760
Shares repurchased for tax withholdings on vesting of restricted stock	(2,094)	(333)
Payments for financing costs	—	(18)
Net cash provided by financing activities	4,914	118,198
Net increase in cash and cash equivalents	27,879	75,338
Cash and cash equivalents, beginning of period	94,320	35,693
Cash and cash equivalents, end of period	$122,199	$111,031
Supplemental cash flow disclosure:
Cash paid for taxes	$217	$131
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$523	$192
Consideration not yet received in connection with the acquisition of Portfolium, net	$(280)	$—
Issuance of common stock for acquisition	$30,012	$—

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

Accounts Receivable

Accounts receivable, net is comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, and other receivables, which represents unbilled receivables related to subscription and professional services contracts. Unbilled receivable balances as of September 30, 2019 and December 31, 2018 were $3,263,000 and $6,032,000, respectively.

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

Deferred Commissions

Sales commissions earned by our sales force, as well as related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have generally determined to be four years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

Adopted accounting pronouncements

In February 2016, the FASB issued Topic 842, which establishes a comprehensive new lease accounting model. Under the new guidance, at the commencement date, lessees are required to recognize a lease liability with a corresponding right-of-use (“ROU”) asset.

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three and nine months ended September 30, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected to apply the package of practical expedients to not reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs in relation to its leases in effect as of January 1, 2019. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard.

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

2. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of the diluted net loss per share calculation, options to purchase common stock and restricted stock units (“RSUs”) are considered to be common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(20,923)	$(11,472)	$(57,814)	$(35,878)
Denominator:
Total weighted average common shares outstanding—basic	37,250	34,895	36,585	33,934
Dilutive effect of share equivalents resulting from stock options and restricted stock units	—	—	—	—
Weighted average common shares outstanding-diluted	37,250	34,895	36,585	33,934
Net loss per common share, basic and diluted	$(0.56)	$(0.33)	$(1.58)	$(1.06)

For all periods presented, we incurred net losses and, therefore, the effect of our outstanding stock options, RSUs and payroll withholdings under the 2015 Employee Stock Purchase Plan were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	As of September 30,
	2019	2018
Options to purchase common stock	866	1,378
Restricted stock units	2,747	1,611
Employee stock purchase plan	70	76
Total	3,683	3,065

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

The following table summarizes the estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the Portfolium acquisition (in thousands):

Consideration transferred
Cash paid (2)	$25,552
Common stock	17,133
Fair value of assumed Portfolium awards attributable to pre-combination services	715
Total purchase consideration	$43,400

Identifiable assets acquired
Cash	$604
Accounts receivable	273
Other assets	31
Intangible assets: developed technology	10,016
Intangible assets: customer relationships	8,560
Intangible assets: trade name	2,710
Total assets acquired	$22,194

Liabilities assumed
Accounts payable and accrued liabilities	$115
Deferred revenue	1,535
Deferred tax liability, net (1)	4,191
Total liabilities assumed	$5,841

Goodwill (1) (2)	27,047
Total purchase consideration	$43,400

(1)

During the second quarter of 2019, an adjustment of $1,199,000 was made to the provisional deferred tax liability. The deferred tax liability balance will remain provisional until the Portfolium tax return is filed.

(2)

During the third quarter of 2019, we recorded a $330,000 reduction to the provisional cash consideration, with a corresponding reduction to goodwill, as a result of finalizing a working capital adjustment. This is included in the non-cash activities of the Consolidated Statements of Cash Flows as the amount was not received as of September 30, 2019.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Pro forma revenue	$68,335	$59,231	$192,762	$162,929
Pro forma net loss(1)	(20,923)	(14,173)	(65,514)	(45,448)
Pro forma net loss per common share, basic and diluted	$(0.56)	$(0.41)	$(1.79)	$(1.34)

(1)	Pro forma net loss excludes the deferred income tax benefit from business combination in the amount of $4,907,000 for the nine months ended September 30, 2019.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Computer and office equipment	$7,598	$6,204
Purchased software	1,071	1,071
Capitalized software development costs	27,643	22,181
Furniture and fixtures	5,105	4,688
Leasehold improvements and other	17,403	15,632
Total property and equipment	58,820	49,776
Less accumulated depreciation and amortization	(29,927)	(22,388)
Total	$28,893	$27,388

Accumulated amortization for capitalized software development costs was $13,428,000 and $9,035,000 at September 30, 2019 and December 31, 2018, respectively. Amortization expense for capitalized software development costs was $1,666,000 and $1,217,000 for the three months ended September 30, 2019 and 2018, respectively, and $4,393,000 and $3,205,000 for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense for capitalized software development costs is recorded within cost of revenue in the consolidated statements of operations.

5. Goodwill and Intangible Assets

Goodwill was $69,952,000 and $12,354,000 as of September 30, 2019 and December 31, 2018, respectively.

Intangible assets consisted of the following (in thousands):

	Average Remaining	September 30,	December 31,
	Useful Life	2019	2018
Domain names	0 Months	$1,268	$1,268
Trademarks	0 Months	120	120
Software	5 Months	620	620
Capitalized learning content	25 Months	400	400
Trade names	32 Months	3,686	320
Developed technology	44 Months	24,527	5,320
Customer relationships	32 Months	15,923	2,910
Accumulated amortization		(11,399)	(4,696)
Total		$35,145	$6,262

Amortization expense for intangible assets was $2,855,000 and $673,000 for the three months ended September 30, 2019 and 2018, respectively, and $6,703,000 and $2,112,000 for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense for capitalized learning content and developed technology is recorded within cost of revenue in the consolidated statements of operations.

Based on the recorded intangible assets at September 30, 2019, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2019	$2,632
2020	10,322
2021	9,186
2022	7,936
2023	4,446
Thereafter	623
Total	$35,145

6. Revenue

Disaggregation of Revenue

Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
United States	$55,245	$44,790	$151,346	$124,586
Foreign	13,090	10,449	37,932	28,707
Total revenue	$68,335	$55,239	$189,278	$153,293
Percentage of revenue generated outside of the United States	19%	19%	20%	19%

Deferred Revenue and Performance Obligations

During the three months ended September 30, 2019, 75% to 85% of revenue recognized was included in our deferred revenue balance at the beginning of the period. During the nine months ended September 30, 2019, 55% to 65% of revenue recognized was included in our deferred revenue balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2019, approximately $519 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 73% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

7. Deferred Commissions

Deferred commissions primarily consist of sales commissions, as well as related payroll taxes, that are capitalized as incremental contract origination costs and were $27,450,000 and $19,630,000 as of September 30, 2019 and December 31, 2018, respectively. For the three months ended September 30, 2019 and 2018, amortization expense for deferred commissions was $3,531,000 and $2,787,000, respectively, and there were no impairments of deferred commissions.  For the nine months ended September 30, 2019 and 2018, amortization expense for deferred commissions was $9,083,000 and $7,331,000, respectively, and there were no impairments of deferred commissions.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$4,996	$10	$—	$5,006
Government treasury bills	—	—	—	—
	$4,996	$10	$—	$5,006

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$31,977	$3	$(7)	$31,973
Government treasury bills	26,662	—	(5)	26,657
	$58,639	$3	$(12)	$58,630

There were $3,000 of gross realized gains from the sale or maturity of marketable securities during the nine months ended September 30, 2019 and $0 for the year ended December 31, 2018, respectively.

During the nine months ended September 30, 2019, we recognized gross interest income on securities of $377,000.  Interest income was supplemented by accretion income of $453,000 during the nine months ended September 30, 2019, and reported within interest income in the consolidated statements of operations.

During the nine months ended September 30, 2018, we recognized gross interest income on securities of $499,000. Interest income was inclusive of accretion income of $432,000 and offset by amortization expense on securities of $36,000 during the nine months ended September 30, 2018, and reported net within interest income in the consolidated statements of operations.

The estimated fair value of investments by contractual maturity is as follows (in thousands):

	September 30,	December 31,
	2019	2018
Due within one year	$5,006	$58,630
Total	$5,006	$58,630

9. Stockholders’ Equity and Stock-Based Compensation

Common Stock

As of September 30, 2019 and December 31, 2018, there were 200,000,000 shares of common stock authorized. As of September 30, 2019 and December 31, 2018, there were 37,558,984 and 35,385,810 shares issued and outstanding, respectively. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through September 30, 2019.

Employee Equity Plans

Our 2015 Equity Incentive Plan (the “2015 Plan”) serves as the successor to our 2010 Equity Incentive Plan (the “2010 Plan”). Accordingly, no shares are available for issuance under the 2010 Plan; however, any outstanding options granted under the 2010 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of September 30, 2019, options to purchase 526,683 shares of common stock remained outstanding under the 2010 Plan. Pursuant to the terms of the 2015 Plan, the share reserve automatically increased by 1,592,361 shares in January 2019. As of September 30, 2019, we had 2,042,597 shares of common stock available for future grants under the 2015 Plan.

As part of our acquisition of Practice XYZ, Inc. (“Practice”) we assumed Practice’s 2014 Equity Incentive Plan (the “Practice 2014 Plan”). No shares are available for issuance under the Practice 2014 Plan; however, any outstanding options granted under the 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of September 30, 2019, options to purchase 503 shares of common stock remained outstanding under the Practice 2014 Plan.

Additionally, as part of our acquisition of Portfolium, we assumed Portfolium’s 2014 Equity Incentive Plan (the “Portfolium 2014 Plan”). No shares are available for issuance under the Portfolium 2014 Plan; however, any outstanding options granted under the Portfolium 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of September 30, 2019, options to purchase 33,002 shares of common stock remained outstanding under the Portfolium 2014 Plan.

We also have a 2015 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  Our board of directors approves the ESPP offerings. The offerings need not be identical, but each offering may not exceed 27 months and may specify one or more shorter purchase periods within the offering.  Pursuant to the terms of the ESPP, the share reserve increased by 333,333 shares in January 2019. As of September 30, 2019, 696,557 shares of common stock were available for issuance under the ESPP.

During January 2019, our board of directors approved the 2019 Incentive Bonus Plan (the “2019 Bonus Plan”). Under the 2019 Bonus Plan, performance-based bonuses could be earned by certain employees, excluding executive officers, based on actual performance as measured against selected financial performance criteria and individual performance. The bonuses were intended to be paid in the form of RSUs and the number of shares underlying equity awards granted to each employee would have been determined based on the performance bonus amount divided by our closing stock price on grant date. During the three months ended September 30, 2019, our performance bonus structure changed for these employees to no longer be paid in the form of RSUs and will be paid in cash going forward. As a result of these changes, there is no stock-based compensation expense recorded in connection with the 2019 Bonus Plan as of September 30, 2019. Additionally, we had no unrecognized stock-based compensation costs related to the 2019 Bonus Plan as of September 30, 2019.

Stock-based compensation expense recorded in the Company’s unaudited consolidated statements of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Subscription and support cost of revenue	$406	$336	$1,346	$872
Professional services and other cost of revenue	488	267	1,664	706
Sales and marketing	3,774	1,385	11,772	4,404
Research and development	4,974	2,026	14,917	5,953
General and administrative	4,452	1,669	13,699	4,167
Total stock-based compensation	$14,094	$5,683	$43,398	$16,102

 Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2019 (in thousands, except per share data and years):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at December 31, 2018	1,303	$14.09	6.5	$30,552
Granted	41	3.54
Exercised	(436)	9.04
Forfeited or cancelled	(42)	21.45
Outstanding at September 30, 2019	866	15.73	6.1	20,329
Vested and expected to vest—September 30, 2019	866	15.73	6.1	20,329
Exercisable at September 30, 2019	681	12.08	5.6	18,286

As of September 30, 2019, we had $3,090,000 of unrecognized stock-based compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.3 years.

As of September 30, 2019, we had $351,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the term of the offering period ending November 30, 2019.

Restricted Stock Units

The following table summarizes the activity of RSUs for the nine months ended September 30, 2019 (in thousands, except per share data):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at December 31, 2018	1,690	$32.87
Granted	2,412	42.56
Vested	(1,026)	36.63
Cancelled	(329)	36.31
Unvested and outstanding at September 30, 2019	2,747	39.58

As of September 30, 2019, we had $98,961,000 of unrecognized stock-based compensation costs related to outstanding RSUs that are expected to be recognized over a weighted average period of 3.0 years.

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2019 and the year ended December 31, 2018. Assets measured at fair value on a recurring basis as of September 30, 2019, were as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,951	$—	$—	$13,951
Corporate debt securities	—	5,006	—	5,006
Government treasury bills	—	—	—	—
Total assets	$13,951	$5,006	$—	$18,957

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, were as follows (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,458	$—	$—	$32,458
Corporate debt securities	—	31,973	—	31,973
U.S. Treasury bills	26,657	—	—	26,657
Total assets	$59,115	$31,973	$—	$91,088
Liabilities:
Contingent liability	—	—	20	20
Total liabilities	$—	$—	$20	$20

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

Change in
Fair Value
Adjustments
Balance at January 1, 2019	$20
Change in fair value of contingent liability	(20)
Balance at September 30, 2019	$—

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

12. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to ten years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three to five years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company subleases one of its locations. The sublease term has 15 months remaining and will expire in 2020. This sublease has no option for renewal.

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Operating lease cost, gross	$2,139	$1,780	$6,311	$5,525
Variable lease cost, gross(1)	806	—	2,135	—
Sublease income	(145)	—	(290)	—
Total lease costs(2)	$2,800	$1,780	$8,156	$5,525

(1)

Variable rent expense was not included within the measurement of the Company's operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.

(2)	Short-term lease costs for the three and nine months ended September 30, 2019 were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2019 was $6,816,000 and was included in net cash provided by operating activities in the consolidated statements of cash flows. Right-of-use assets obtained in exchange for lease obligations for the nine months ended September 30, 2019 was $6,068,000.

As of September 30, 2019, the maturities of the Company's operating lease liabilities were as follows (in thousands):

2019 (excluding the nine months ended September 30, 2019)	$2,395
2020	9,507
2021	8,925
2022	9,318
2023	8,769
Thereafter	23,620
Total lease payments	62,534
Less:
Imputed interest	(13,525)
Lease liabilities	49,009
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(1,113)
Lease liabilities, net	47,896

As of September 30, 2019, the weighted average remaining lease term is 6.8 years and the weighted average discount rate used to determine operating lease liabilities was 7.14%.

13. Commitments and Contingencies

Litigation

We are involved in legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on our financial position, results of operations or liquidity.

14. Related Party Transactions

On May 27, 2019, we hired Jennifer Goldsmith as our Chief Strategy Officer. Ms. Goldsmith is the sibling of Dan Goldsmith, our Chief Executive Officer. Ms. Goldsmith's initial cash base salary is $260,000 per year. Ms. Goldsmith also received a short-term salary grant of RSUs with a value of $65,000 and a long-term grant of RSUs with a value of $3,585,000. Pursuant to our policies and procedures with respect to related party transactions, the Audit Committee of our Board of Directors approved this related party transaction on April 24, 2019.

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

As of September 30, 2019, we have grown to serve more than 4,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 80 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2018, and the nine months ended September 30, 2019, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at each of September 30, 2019 and 2018. Our revenue was $68.3 million and $55.2 million for the three months ended September 30, 2019 and 2018, respectively, representing year-over-year growth of 24%, and $189.3 million and $153.3 million for the nine months ended September 30, 2019 and 2018, respectively, representing year-over-year growth of 23%. Our net losses were $20.9 million and $11.5 million for the three months ended September 30, 2019 and 2018, respectively, and $57.8 million and $35.9 million for the nine months ended September 30, 2019 and 2018, respectively.

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

We intend to expand and continue to invest in our international sales and marketing organization, which we believe will be an important factor in our continued growth. As we grow internationally, we may use reseller partnerships as needed to penetrate new markets. During the three months ended September 30, 2019 and 2018, 19% and 19% of our revenue was derived from outside the United States, respectively. During the nine months ended September 30, 2019 and 2018, 20% and 19% of our revenue was derived from outside the United States, respectively.

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

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of September 30, 2019 and 2018.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income, interest expense, the change in fair value of the warrant liability, which is subject to mark-to-market adjustments as of each reporting period, and the impact of foreign currency transaction gains and losses. Interest expense is related to fees incurred to have access to our credit facility with SVB. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
Subscription and support	$61,863	$49,235	$172,351	$137,539
Professional services and other	6,472	6,004	16,927	15,754
Total revenue	68,335	55,239	189,278	153,293
Cost of revenue:
Subscription and support(1)(2)	16,567	12,149	46,270	33,324
Professional services and other(1)	4,723	3,989	13,624	11,397
Total cost of revenue	21,290	16,138	59,894	44,721
Gross profit	47,045	39,101	129,384	108,572
Operating expenses:
Sales and marketing(1)(2)	32,313	25,641	92,119	73,670
Research and development(1)	21,800	15,601	61,688	45,110
General and administrative(1)(3)	13,511	9,815	38,167	26,306
Total operating expenses	67,624	51,057	191,974	145,086
Loss from operations	(20,579)	(11,956)	(62,590)	(36,514)
Other income (expense):
Interest income	309	761	1,232	1,528
Interest expense	—	(25)	(11)	(54)
Other expense	(495)	(177)	(748)	(531)
Total other income (expense), net	(186)	559	473	943
Loss before income taxes	(20,765)	(11,397)	(62,117)	(35,571)
Income tax benefit (expense)	(158)	(75)	4,303	(307)
Net loss	$(20,923)	$(11,472)	$(57,814)	$(35,878)

(1)	Includes stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue:
Subscription and support	$406	$336	$1,346	$872
Professional services and other	488	267	1,664	706
Sales and marketing	3,774	1,385	11,772	4,404
Research and development	4,974	2,026	14,917	5,953
General and administrative	4,452	1,669	13,699	4,167
Total stock-based compensation	$14,094	$5,683	$43,398	$16,102

(2)	Includes amortization of acquisition-related intangibles as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue:
Subscription and support	$1,408	$332	$3,256	$1,007
Sales and marketing	1,399	269	3,274	888
Total amortization of acquisition-related intangibles	$2,807	$601	$6,530	$1,895

(3)	Includes the change in fair value of the contingent liability as follows:
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
General and administrative	$—	$—	$(20)	$(1,144)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(as a percentage of total revenue)
Revenue:
Subscription and support	91%	89%	91%	90%
Professional services and other	9	11	9	10
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	24	22	24	22
Professional services and other	7	7	8	7
Total cost of revenue	31	29	32	29
Gross profit	69	71	68	71
Operating expenses:
Sales and marketing	47	46	48	48
Research and development	32	28	33	29
General and administrative	20	18	20	17
Total operating expenses	99	92	101	94
Loss from operations	(30)	(21)	(33)	(23)
Other income (expense):
Interest income	0	1	1	1
Interest expense	0	(0)	(0)	(0)
Other expense	(1)	(0)	(0)	(0)
Total other income (expense), net	(1)	1	1	1
Loss before income taxes	(31)	(20)	(32)	(22)
Income tax benefit (expense)	(0)	(0)	2	(0)
Net loss	(31)%	(20)%	(30)%	(22)%

Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018

Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Subscription and support	$61,863	$49,235	$12,628	26%	$172,351	$137,539	$34,812	25%
Professional services and other	6,472	6,004	468	8	16,927	15,754	1,173	7
Total revenue	$68,335	$55,239	$13,096	24	$189,278	$153,293	$35,985	23

Three month and nine month change

Subscription and support revenue increased $12.6 million and $34.8 million for the three and nine months ended September 30, 2019, respectively, primarily due to an increase in the total number of customers, which has grown to over 4,000 as of September 30, 2019, the contributions from our recent acquisitions, net revenue retention in excess of 100% as of September 30, 2019 and continued growth in international revenue, which contributed 19% and 20% of total revenue for the three and nine months ended September 30, 2019, respectively, versus 19% of total revenue for both the three and nine months ended September 30, 2018.

Professional services and other revenue increased $0.5 million and $1.2 million for the three and nine months ended September 30, 2019, primarily due to the increase in new customers discussed above.

Cost of Revenue and Gross Margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription and support	$16,567	$12,149	$4,418	36%	$46,270	$33,324	$12,946	39%
Professional services and other	4,723	3,989	734	18	13,624	11,397	2,227	20
Total cost of revenue	$21,290	$16,138	$5,152	32	$59,894	$44,721	$15,173	34
Gross margin percentage:
Subscription and support revenue	73%	75%			73%	76%
Professional services and other	27	34			20	28
Total gross margin	69	71			68	71

Three month change

Total cost of revenue increased $5.2 million for the three months ended September 30, 2019, primarily due to an increase in employee-related costs, web hosting and third-party software license costs, amortization of developed technology and third-party contractor costs.

Subscription and support cost of revenue increased $4.5 million for the three months ended September 30, 2019, primarily due to an increase in web hosting and third-party software license costs, amortization of developed and acquisition-related technology and employee-related costs. Web hosting and third-party software license costs increased $2.5 million due to the increase in total customers. Amortization costs increased $1.5 million due to the continued development of our software platform and amortization of acquisition-related technology. Employee-related costs increased $0.5 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings.

Professional services and other cost of revenue increased $0.7 million for the three months ended September 30, 2019, primarily due to an increase use of third-party contractors of $0.4 million and additional employee-related costs of $0.1 million, as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings. Other insignificant items, primarily related to travel and third-party software license costs, increased by $0.2 million.

Nine month change

Total cost of revenue increased $15.2 million for the nine months ended September 30, 2019, primarily due to an increase in employee-related costs, web hosting and third-party software license costs, amortization of developed technology and third-party contractor costs.

Subscription and support cost of revenue increased $13.0 million for the nine months ended September 30, 2019, primarily due to an increase in web hosting and third-party software license costs, amortization of developed and acquisition-related technology and employee-related costs. Web hosting and third-party software license costs increased $7.5 million due to the increase in total customers. Amortization costs increased $3.4 million due to the continued development of our software platform and amortization of acquisition-related technology. Employee-related costs increased $2.0 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Other insignificant items, primarily related to higher rent and communication expense, increased by $0.1 million.

Professional services and other cost of revenue increased $2.2 million for the nine months ended September 30, 2019, primarily due to an increase in employee-related costs of $1.2 million and an increase use of third-party contractors of $0.7 million, as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings. Other insignificant items, primarily related to third-party software license costs, increased by $0.3 million.

Operating Expenses

Sales and Marketing

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$32,313	$25,641	$6,672	26%	$92,119	$73,670	$18,449	25%

Three month change

Sales and marketing expenses increased $6.7 million for the three months ended September 30, 2019, primarily due to an increase in employee-related and equity costs, expansion of our marketing programs and amortization of acquisition-related technology. Employee-related costs increased $4.4 million as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary and hiring additional employees domestically and internationally due to growth in our customer base. Depreciation and amortization expense increased $1.2 million due to an increase in capital equipment and amortization of acquisition-related identified intangible assets. Marketing program and travel costs increased $0.7 million due to continued expansion into international and corporate markets. Other insignificant items, primarily related to third-party software license costs, increased by $0.4 million.

Nine month change

Sales and marketing expenses increased $18.4 million for the nine months ended September 30, 2019, primarily due to an increase in employee-related and equity costs, third-party contractor costs, expansion of our marketing programs, amortization of acquisition-related technology and information technology expenses. Employee-related costs increased $12.3 million as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary and hiring additional employees domestically and internationally due to growth in our customer base. Amortization expense increased $2.5 million due to an increase in amortization of acquisition-related identified intangible assets. Third-party contractor costs increased $1.3 million and travel costs increased $0.6 million all due to continued expansion into international and corporate markets. Marketing program costs increased $1.1 million due to our first BridgeCon user conference and continued expansion into international and corporate markets. Information technology expense increased $0.6 million as we continue to automate our internal systems.

Research and Development

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$21,800	$15,601	$6,199	40%	$61,688	$45,110	$16,578	37%

Three month change

Research and development expenses increased $6.2 million for the three months ended September 30, 2019, due to an increase in employee-related costs, information technology expenses and allocated overhead expenses. Employee-related costs increased $5.4 million and information technology costs increased $0.5 million as we continued to grow our engineering organization to develop new applications and continue to develop additional features for our products and as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary. Allocated overhead expenses and other insignificant items increased $0.3 million primarily due to higher rent and communication expense.

Nine month change

Research and development expenses increased $16.6 million for the nine months ended September 30, 2019, due to an increase in employee-related costs, information technology expenses and allocated overhead expenses. Employee-related costs increased $14.3 million and information technology costs increased $1.3 million as we continued to grow our engineering organization to develop new applications and continue to develop additional features for our products and as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary. Allocated overhead expenses and other insignificant items increased $1.0 million primarily due to higher rent and communication expense.

General and Administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$13,511	$9,815	$3,696	38%	$38,167	$26,306	$11,861	45%

Three month change

General and administrative expenses increased $3.7 million for the three months ended September 30, 2019 primarily due to an increase in employee-related costs and third-party costs. Employee-related costs increased $2.9 million as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary. Third-party services increased $0.8 million to support our recent acquisitions and continued growth.

Nine month change

General and administrative expenses increased $11.9 million for the nine months ended September 30, 2019 primarily due to an increase in employee-related costs, third-party costs, allocated overhead expenses and the change in fair value of the contingent liability. Employee-related costs increased $8.5 million as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary. Third-party services increased $1.7 million to support our recent acquisitions and continued growth. Fair value of the contingent liability decreased $1.1 million during the same period in 2018. The liability was written off during the period ended March 31, 2019 and there was no expense impact to the period ended September 30, 2019. Allocated overhead expenses and other insignificant items increased $0.6 million primarily due to higher rent.

Other Income (Expense), Net

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense), net	$(186)	$559	$(745)	(133)%	$473	$943	$(470)	(50)%

Three and nine month change

Other income (expense), net includes interest income and expense, unrealized gains and losses on marketable securities, the change in fair value of warrant liability and the impact of foreign currency transaction gains and losses. Other income (expense), net decreased $0.7 million for the three months ended September 30, 2019 as a result of decreased interest income and unrealized losses on marketable securities. Other income (expense), net decreased $0.5 million for the nine months ended September 30, 2019 primarily as a result of decreased interest income and the disposal of property and equipment.

Liquidity and Capital Resources

As of September 30, 2019, we had $122.2 million of cash and cash equivalents and $5.0 million in short-term marketable securities. We believe our cash, cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2019, we entered into a second amended and restated loan and security agreement, or credit facility, with Silicon Valley Bank (“SVB”). The agreement provides for up to $5.0 million in revolving borrowings (subject to increase to $35.0 million in the lender’s sole discretion). Availability is subject to a formula based on our monthly recurring revenue. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. The credit facility terminates in June 2020, at which time the principal amount of all outstanding advances becomes due and payable. As of September 30, 2019, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to make acquisitions, make distributions and dividends to stockholders, and maintain certain amounts of cash or debt with other financial institutions. The agreement also includes a financial covenant to maintain a certain adjusted quick ratio, reported quarterly. In the event the accordion feature of the line is utilized the covenants convert to a recurring revenue measurement. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of September 30, 2019, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$31,580	$20,270
Net cash used in investing activities	(8,615)	(63,130)
Net cash provided by financing activities	4,914	118,198

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

Net cash provided by operating activities during the nine months ended September 30, 2019 was $31.6 million, which primarily reflected our net loss of $57.8 million, offset by non-cash expenses that included $43.4 million of stock-based compensation and $14.5 million of depreciation and amortization. Working capital sources of cash included a net increase of $34.3 million in deferred revenue and accounts receivable primarily resulting from the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year, a $8.9 million increase in accounts payable and accrued liabilities and an increase in other liabilities of $3.6 million. These sources were partially offset by a decrease in prepaid and other assets of $7.0 million, a decrease in deferred commissions of $7.6 million and a decrease in other insignificant items of $0.7 million.

Investing Activities

Our investing activities have consisted primarily of business acquisitions, purchases and maturities of marketable securities, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expand the functionality for our customers. As our business grows, we expect that we will continue to invest in the expansion of, and improvements to, our leased spaces, both domestically and internationally.

Net cash used in investing activities during the nine months ended September 30, 2019 was $8.6 million, consisting primarily of business acquisitions of $55.3 million, purchases of marketable securities of $15.4 million, and purchases of property plant and equipment of $7.5 million. These were offset by cash maturities and sales of our marketable securities of $69.5 million and other insignificant items of $0.1 million.

Financing Activities

Our financing activities have consisted primarily of proceeds from the common stock offering and the issuance of common stock from employee equity plans.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $4.9 million and consisted of $7.0 million in proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options, offset by $2.1 million in shares repurchased for tax withholdings on vesting of restricted stock.

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

As of September 30, 2019, we have no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Through September 30, 2019, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Other Financial Data:
Non-GAAP operating loss (1)	(3,678)	(5,672)	(14,009)	(20,886)
Free cash flow (2)	79,726	53,226	24,166	11,460

(1)

We define non-GAAP operating loss as operating loss before stock-based compensation, reversal of payroll tax expense on secondary stock purchase transactions, amortization of acquisition related intangibles and the change in fair value of the contingent liability.

(2)	We define free cash flow as net cash provided by operating activities less purchases of property and equipment and intangible assets, net of proceeds from disposals of property and equipment.

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

We compensate for these limitations by providing investors and other users of our financial information, reconciliations of non-GAAP operating loss to the related GAAP financial measure, loss from operations and reconciliations of free cash flow to the related GAAP financial measure of net cash provided by operating activities. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP operating loss and free cash flow in conjunction with the related GAAP financial measure.

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Loss from operations	$(20,579)	$(11,956)	$(62,590)	$(36,514)
Stock-based compensation	14,094	5,683	43,398	16,102
Reversal of payroll tax expense on secondary stock purchase transactions	—	—	(1,327)	(1,225)
Amortization of acquisition-related intangibles	2,807	601	6,530	1,895
Change in fair value of contingent liability	—	—	(20)	(1,144)
Non-GAAP operating loss	$(3,678)	$(5,672)	$(14,009)	$(20,886)

The following table provides a reconciliation of net cash provided by operating activities to free cash flow, a non-GAAP measure:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net cash provided by operating activities	$82,192	$54,698	$31,580	$20,270
Purchases of property and equipment and intangible assets	(2,491)	(1,498)	(7,485)	(8,888)
Proceeds from disposals of property and equipment	25	26	71	78
Free cash flow	$79,726	$53,226	$24,166	$11,460

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2019 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.*

We have incurred net losses of $57.8 million and $35.9 million in the nine months ended September 30, 2019 and 2018, respectively. We had an accumulated deficit of $325.2 million at September 30, 2019. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

Our business outside the United States exposes us to risks associated with international operations.*

For the nine months ended September 30, 2019, 20% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong, Sao Paulo, Brazil, Budapest, Hungary, and we are currently expanding into China. Our growth strategy involves the further expansion of our operations and customer base internationally. Our current international operations and future initiatives will involve a variety of risks, including:

•	more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union;
•	technical or latency issues in delivering our platform and applications;
•	dependence on certain third parties, including potential resellers with whom we do not have extensive experience;
•	unexpected changes in regulatory requirements, taxes or trade laws, for example, the recent volatility with respect to the trade laws between the U.S. and China;
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

The United Kingdom’s departure from the European Union could adversely affect us.

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

If we fail to manage our growth effectively or our business does not grow as we expect, our operating results may suffer.*

Our employee base and operations have grown in a relatively short period of time. Our full-time employee base grew from 1,224 employees as of September 30, 2018 to 1,413 employees as of September 30, 2019. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

Our ability to use net operating losses to offset future taxable income may be subject to limitations.*

As of September 30, 2019, we had approximately $366.1 million and $398.6 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2019 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Risks Related to Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, during 2019, our common stock’s daily price on the New York Stock Exchange has ranged from $36.91 to $48.46 through October 25, 2019. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of September 30, 2019, we had options outstanding that, if fully exercised, would result in the issuance of 866,096 shares of common stock, RSUs outstanding that, upon vesting, would result in the issuance of 2,747,269 shares of common stock, and payroll withholdings under the 2015 Employee Stock Purchase Plan that, if purchased, would result in 69,753 shares of common stock. In addition, as of September 30, 2019, there were 2,042,597 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 696,557 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year.

Further, as part of our acquisition of Practice, we assumed Practice’s 2014 Plan. No shares are available for issuance under the Practice 2014 Plan; however, any outstanding options granted under the Practice 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of September 30, 2019, options to purchase 503 shares of common stock remained outstanding under the Practice 2014 Plan.

Additionally, as part of our acquisition of Portfolium, we assumed Portfolium’s 2014 Plan. No shares are available for issuance under the Portfolium 2014 Plan; however, any outstanding options granted under the Portfolium 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of September 30, 2019, options to purchase 33,002 shares of common stock remained outstanding under the Portfolium 2014 Plan.

All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*

Based upon shares outstanding as of September 30, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 41.9% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

None.

Item 6.     Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	001-37629	3.1	November 18, 2015

3.2	Amended and Restated Bylaws, as currently in effect.	S-1	333-207349	3.4	October 9, 2015

4.1	Form of Common Stock Certificate.	S-1	333-207349	4.1	November 2, 2015

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline IXBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Instructure, Inc.

Date: October 30, 2019	By:	/s/ Steven B. Kaminsky
Steven B. Kaminsky
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)