Form 10-K
period 2019-12-31
INSTRUCTURE INC
filed 2020-02-28
CIK 1355754

     UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37629

Instructure, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3505687
(State or other jurisdiction of incorporation or organization) 6330 South 3000 East, Suite 700 Salt Lake City, UT (Address of principal executive offices)	(I.R.S. Employer Identification No.) 84121 (Zip Code)

Registrant’s telephone number, including area code:(800) 203-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	INST	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the New York Stock Exchange on June 30, 2019, the last business day of its most recently completed second fiscal quarter, was $1,439,351,920. Excludes an aggregate of 3,194,553 shares of the Registrant’s common stock held as of such date by officers, directors and stockholders that the Registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 24, 2020 was 38,263,210.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”).

Instructure, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2019

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Instructure,” and the “Company” refer to Instructure, Inc. and its wholly-owned subsidiaries.

i

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties. Forward-looking statements in this Annual Report on Form 10-K, other than the statements regarding the proposed acquisition by Thoma Bravo, do not assume the consummation of such proposed acquisitions unless specifically stated otherwise.

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

With applications for learning, assessment and performance management, Instructure enables organizations worldwide to develop, deliver, manage and track engaging academic and employee development programs. Built on our innovative, cloud-based platform, our applications combine powerful, elegant and easy-to-use functionality with the reliability, security, scalability and support that our customers require. They include:

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

We launched our first offering, Canvas, in February 2011 and have experienced rapid customer adoption in the education market. To better meet the needs of the corporate market, we leveraged a portion of the foundational code underlying Canvas to develop Bridge, which we launched in February 2015. Subsequent offerings include Canvas Interactive Video, which we launched in 2016, and Canvas Assessment, which we launched in 2017. As of December 31, 2019, we had over 5,000 customers, representing colleges, universities, K–12 schools and companies in more than 80 countries.

For 2019, 2018 and 2017, our revenue was $258.5 million, $209.5 million and $161.0 million, respectively, representing year-over-year growth of 23% and 30%. We have experienced net revenue retention rates of over 100% at each of December 31, 2019, 2018 and 2017. For 2019, 2018 and 2017, our net losses were, $80.8 million, $43.5 million and $43.1 million, respectively, as we focused on growing our business.

Merger Agreement

On February 17, 2020, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Instructure Holdings, LLC (f/k/a PIV Purchaser, LLC), a Delaware limited liability company (“Parent”) and PIV Merger Sub, Inc., a Delaware corporation and a direct and wholly owned subsidiary of Parent (“Purchaser”). The Merger Agreement amended and restated that certain Agreement and Plan of Merger, dated as of December 4, 2019, as amended by that certain Amendment No. 1 to Agreement and Plan of Merger, dated as of February 13, 2020.  Parent and Purchaser are each affiliated with Thoma Bravo Fund XIII, L.P. (the “Thoma Bravo Fund”), and Parent, Purchaser and the Thoma Bravo Fund are each affiliated with Thoma Bravo, LLC (“Thoma Bravo”). The Merger Agreement contemplates that Purchaser will commence an all cash tender offer for all of the issued and outstanding shares of Instructure (the “Offer”), followed by a merger of Purchaser with and into Instructure pursuant to which Instructure will survive as a wholly-owned subsidiary of Parent (the “Merger”).

Pursuant to and subject to the terms of the Merger Agreement, Purchaser commenced a tender offer to purchase each issued and outstanding share of Instructure, par value $0.0001 per share, at an offer price of $49.00 per share, net to the seller thereof in cash, without interest and subject to any withholding taxes (such amount or any higher amount per share that may be paid pursuant to the Offer being hereinafter referred to as the “Offer Price”). The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law (the “DGCL”), which permits completion of the Merger without a vote of our holders of common stock upon the acquisition by Purchaser of at least a majority of our issued and outstanding shares (other than certain specified shares as more specifically described in the definition of “Minimum Condition” set forth on Annex I to the Merger Agreement). At the effective time of the Merger (the “Effective Time”), each outstanding share of our common stock (other than the shares accepted for payment in the Offer and shares held by stockholders who validly exercise appraisal rights under Section 262 of the DGCL or held by Instructure, Parent or their respective wholly owned subsidiaries), will be cancelled and converted into the right to receive the Offer Price.

Our Board of Directors (the “Board”) has approved the Merger and the Merger Agreement, and the Board has resolved to recommend to our stockholders to accept the Offer and tender their shares of Instructure common stock to Purchaser pursuant to the Offer. Under the terms of the Merger Agreement, Purchaser’s obligation to accept and pay for shares that are tendered in the Offer is subject to the satisfaction or waiver of customary conditions, including: (i) the condition that, prior to the expiration of the Offer, there have been validly tendered and received (within the meaning of Section 251(h) of the DGCL) and not validly withdrawn a number of shares of Instructure common stock that, together with shares of Instructure common stock then owned by Parent and any of its wholly owned subsidiaries, would represent at least one share of Instructure common stock more than a majority of all then outstanding shares of Instructure common stock (other than certain specified shares as more specifically described in the definition of “Minimum Condition” set forth on Annex I to the Merger Agreement); (ii) the accuracy of Instructure’s representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (iii) compliance by Instructure with its covenants in the Merger Agreement in all material respects; (iv) the absence of any changes that have (or would reasonably be expected to have) a material adverse effect on Instructure’s business, operations, assets or financial condition having occurred after the date of the Merger Agreement and continuing thereafter; and (v) the absence of legal restraints or orders prohibiting the consummation of the transactions.

The Merger Agreement provides certain termination rights for both Instructure and Parent, and further provides that a termination fee of $63,540,750 will be payable by Instructure to Parent upon termination of the Merger Agreement under certain circumstances and that a reverse termination fee of $136,857,000 will be payable by Parent to Instructure upon termination of the Merger Agreement under certain circumstances.

The Merger Agreement contains customary representations, warranties and covenants for Instructure, Parent and Purchaser, respectively. In addition, Instructure will continue to be subject to certain non-solicitation obligations related to alternative acquisition proposals and certain restrictions on its activities prior to the Effective Time. If the Merger is consummated, the shares will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, and Instructure will cease to be a publicly traded company.

For additional information related to the Offer and the Merger, refer to the filings made with the Securities and Exchange Commission (the “SEC”) in connection with such transactions, including the Tender Offer Statement on Schedule TO, filed by Purchaser and Parent with the SEC on February 24, 2020, together with the exhibits and annexes thereto and as amended or supplemented from time to time (the “Schedule TO”) and the Solicitation/Recommendation Statement on Schedule 14D-9 filed by Instructure with the SEC on February 24, 2020, together with the exhibits and annexes thereto and as amended or supplemented from time to time (the “Schedule 14D-9”). We have prepared this Annual Report on Form 10-K and the forward-looking statements contained in this Annual Report on Form 10-K as if we were going to remain an independent company. If the Offer and Merger are consummated, many of the forward-looking statements contained in this Annual Report on Form 10-K will no longer be applicable.

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

•

Open Platform. We are committed to collaboration and openness. Our open standards allow organizations to easily deliver additional content and applications from third-party publishers and software providers. This extends the content, tools and services necessary to satisfy the diverse needs of our customers without sacrificing the innate simplicity of our platform. Canvas users can deploy third-party content and software applications within the application interface or browse our growing catalog of approximately 400 integrations at EduAppCenter.com. Bridge was specifically designed to integrate easily via open APIs with a variety of enterprise resource planning and human resources information systems.

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

•

Continue to Expand Internationally. We believe there is an opportunity for our cloud-based applications outside the United States and we intend to expand our direct and indirect sales force to further penetrate international markets. We opened our international headquarters in London in June 2014, and for the year ended December 31, 2019, international customers accounted for 20% of our revenue.

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

Canvas Assessment enables schools to:

•	create online assessments with rich multimedia, linked course content and a variety of attempt, grading, viewing and moderation settings;
•	automatically import user profile demographics from student information systems, or SIS;
•	use intelligent item banks to create, manage and update items used across courses;
•	integrate third-party content, applications and standards-based Question and Test Interoperability importing and exporting;
•	link questions to Common Core or state standards to facilitate modern competency- or standards-based grading models;
•	deploy district-wide, device-agnostic assessments on modern, cloud-based architecture, which allows for nearly unlimited scale and prevents data loss; and
•	generate reports showing the performance and progress of entire districts, schools or individual students.

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

We host our platform and applications on cloud infrastructure provided by Amazon Web Services, or AWS. We primarily use Amazon Elastic Compute Cloud, or Amazon EC2, along with load balancing, auto scaling and storage services provided by AWS. Our hosting services provide full support, rolling release upgrades/updates, backup and disaster recovery services. Our infrastructure enables us to scale both horizontally and vertically in order to rapidly adjust to variances in usage at the server, database and file store level. Our applications run on virtualized instances in Tier III and Tier IV AWS data center facilities, which provide industry-standard best security practices. As of December 31, 2019, we used domestic AWS data center facilities in Virginia, Ohio and Oregon, and international facilities in Dublin, Ireland, Frankfurt, Germany, Sydney, Australia, Montreal, Canada and Singapore. We intend to expand operations into other regions based on market conditions. These AWS managed facilities have earned multiple certifications including, but not limited to, SOC 2 Type II, ISO9001 and ISO27001.

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

Customers

As of December 31, 2019, we had over 5,000 customers representing colleges, universities, school districts and companies in more than 80 countries. Canvas is used by all Ivy League schools and we have K–12 customers in nearly all states. The majority of our academic customers implement Canvas widely within their institutions and across school districts. We define a customer as an entity with an active subscription contract. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities or schools, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2019, no single customer represented more than 10% of our revenue.

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

We engage in a variety of traditional and online marketing activities designed to provide sales lead generation and sales support and promote brand awareness. Our specific marketing activities for lead generation include advertising in trade publications, digital advertising, including search engine optimization and search engine marketing, display search, email, and referral marketing. Brand awareness activities include press relations in business, human resources, education publications and blogs, market specific advertising campaigns and speaking engagements, and industry trade-shows and seminars. We also host InstructureCon, our annual user conference for current customers and prospects. More than 2,900 people attended InstructureCon 2019 in Long Beach, California.

Customer Success

Although our software is easy to adopt and use, we believe strong customer support and services are essential for customer retention. We provide most services and support by phone or online video and audio conferencing rather than in person, resulting in a more efficient and cost-effective business model for us and our customers. Our Customer Success department is responsible for all customer post-sale interactions and comprises employees located in the United States, the United Kingdom, Brazil, Australia Columbia, and Budapest, Hungary. Our services and support efforts include the following:

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

Our partnership program invites third-party software, service and content providers, through a library of open APIs, to easily integrate with our applications and take advantage of value add services and events to enhance the partnership. This allows us to broaden and efficiently extend the functionality of our applications. We have more than 450 partners, including Pearson, McGraw-Hill Education, Cengage, AspirEDU, Microsoft, ProctorU, Google, Apple, Pronto, Certica Solutions, Unicheck, and Nearpod.

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

Culture and Employees

We are passionate about making learning and working more engaging and accessible for people everywhere and we apply that same vision at Instructure every day. We maintain four values that we believe set us apart, define our company culture and serve as a strategic advantage as they align directly with the experience we strive to provide to our customers.

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

•	Relationships. Instructure is all about building meaningful relationships based on trust, respect, and mutual success—whether they’re peer-peer, teacher-student, manager-employee, or company-customer.

Since our founding, we have worked hard to retain our open and engaging culture with people who are passionate about improving learning. We have received multiple “best places to work” awards and have maintained high ratings on recruiting websites. As of December 31, 2019, we had 1,397 employees.

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

Intellectual Property

We rely on a combination of trade secret, copyright, and trademark laws, a variety of contractual arrangements, such as license agreements, assignment agreements, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the intellectual property used in our business. We actively pursue registration of our trademarks, logos, service marks, and domain names in the United States and in other key jurisdictions, but, other than the patent acquired in connection with our acquisition of Practice XYZ, Inc. (“Practice”), we have not, to date, applied for patent protection for any of our inventions. We are the registered holder of a variety of U.S. and international domain names that include the term Instructure, Canvas and Bridge.

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

In recent years, there have been a number of well-publicized data breaches involving the unauthorized use and disclosure of individuals’ PII. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials or amending existing laws to expand compliance obligations. For example, the recently enacted California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, imposes a number of privacy and security obligations on companies who process PII of California residents. These laws may impose limits on the collection, distribution, use and storage of student PII. Federal laws are also under consideration that may create additional compliance obligations and penalties. In the EU, where companies must meet specified privacy and security standards, the General Data Protection Regulation, or GDPR, and data protection laws of each of the European Member countries require comprehensive information privacy and security protections for consumers with respect to PII collected about them. We rely on adherence to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield Frameworks, as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, concerning U.S. companies doing business in Europe, collecting PII from European citizens, and transferring such PII to the United States under the Privacy Shield Frameworks. In light of the continued uncertainty around cross-border data transfer, we have engaged in efforts to legitimize data transfers from the EEA through means other than the Privacy Shield Frameworks, such as through the use of so-called ‘model contract clauses’ developed by the European Commission. The GDPR introduced new data protection requirements in the EU and significant penalties of up to the greater of 4% of worldwide turnover and €20 million for violations of data protection rules. We have adopted additional mechanisms necessary to comply with the GDPR. We post on our website our privacy policies and practices concerning the processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to deceptive or misrepresentative of our practices.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to the Merger Agreement

The conditions under the Merger Agreement to Purchaser’s consummation of the Offer and the subsequent Merger may not be satisfied in the anticipated timeframe, or at all.

Consummation of Purchaser’s pending Offer and subsequent Merger is subject to certain closing conditions, including, among others, (i) the condition that, prior to the expiration of the Offer, there have been validly tendered and not validly withdrawn a number of shares of our common stock that, upon the consummation of the Offer, together with shares of our common stock then owned by Parent and Purchaser (if any), would represent at least a majority of the aggregate voting power of our common stock outstanding immediately after the consummation of the Offer; (ii) the absence of legal restraints on Purchaser’s ability to accept and pay for shares of our common stock tendered in the Offer; (iii) the accuracy of Instructure’s representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (iv) compliance by Instructure with its covenants in the Merger Agreement in all material respects; and (v) the absence of any changes that have (or would reasonably be expected to have) a material adverse effect on Instructure’s business, operations, assets or financial condition. The Offer and subsequent Merger is not subject to any financing condition. There can be no assurances that our stockholders will tender their shares in sufficient amounts to satisfy the Minimum Condition, or that any or all of the other conditions will be satisfied in the timeframe expected, if at all.

Failure to complete, or delays in consummating the pending Offer and our subsequent Merger with Purchaser could materially and adversely affect our results of operations and our stock price.

A number of the conditions to the consummation of the Offer and subsequent Merger are not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay or otherwise materially adversely affect the consummation of the pending Offer and subsequent Merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the Offer and the Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the Offer and the Merger to be consummated include, but are not limited to, the following:

•	we would not realize any or all of the potential benefits of the acquisition by Thoma Bravo;
•

we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Offer and the Merger regardless of whether the Offer and the Merger are consummated;

•	the trading price per share of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Offer and the Merger will be completed;
•	the attention of our management may have been diverted to the acquisition by Thoma Bravo;
•	we could be subject to litigation related to any failure to complete the Offer and the Merger;
•

the potential loss of key personnel during the pendency of the Offer and the subsequent Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Offer and the Merger; and

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Offer and the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our financial condition and results of operations and the price per share of our common stock.

Uncertainty about Purchaser’s pending Offer and the subsequent Merger may adversely affect relationships with our customers, suppliers, and employees, whether or not the Offer and the Merger are completed.

In response to the announcement of the pending Offer and subsequent Merger, our existing or prospective customers or suppliers may:

•	delay, defer, or cease purchasing products or services from, or providing products or services to, us;
•	delay or defer other decisions concerning us; or
•	otherwise seek to change the terms on which they do business with us.

Any such delays or changes to terms could materially harm our business or, if the Offer and the Merger are completed, the business of the combined company.

In addition, as a result of the pending Offer and subsequent Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain following the completion of the Offer and the Merger.

Losses of customers, employees or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Offer and the Merger for any reason.

Our executive officers and directors may have interests in the pending Offer and subsequent Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the pending Offer and subsequent Merger that are different from, or are in addition to, those of stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock units, and for certain executive officers, executive agreements providing for severance payments and benefits upon a change in control of Instructure.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, in consideration of the agreements made by the parties in the Merger Agreement, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

Until the earlier of the Effective Time and the termination of the Merger Agreement, the Merger Agreement restricts us from taking specified actions without the consent of Parent, and requires us to generally operate in the ordinary course of business consistent with past practices. These restrictions may prevent us from making appropriate changes to our businesses, retaining our workforce, paying dividends or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Additional lawsuits may be filed against us and the members of our board of directors arising out of our acquisition by Thoma Bravo, which may delay or prevent the proposed transaction.

Additional putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Thoma Bravo and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, or Thoma Bravo could delay or prevent our acquisition by Thoma Bravo, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Each of the parties may terminate the Merger Agreement if the Closing of the Offer has not occurred by the outside date specified in the Merger Agreement.

While each party has agreed to use its reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable law to consummate the transactions, including the Offer and the Merger, each party has the right to terminate the Merger Agreement if the closing of the Offer has not occurred by April 2, 2020, or such later date as may be mutually agreed by Parent and Instructure.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

If the proposed Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $63,540,750 to Parent. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price per share of our common stock.

Risks Related to Our Business and Industry

We have a history of losses and anticipate that we will continue to incur losses for the foreseeable future and may not achieve or maintain profitability in the future.

We have incurred net losses of $80.8 million, $43.5 million and $43.1 million in 2019, 2018 and 2017, respectively. We had an accumulated deficit of $348.2 million at December 31, 2019. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

We launched Canvas in February 2011 and launched Bridge in February 2015. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Our revenue grew 23%, 30% and 43% in 2019, 2018 and 2017, respectively, compared to the prior year; however, our historical revenue growth is not necessarily indicative of our future performance. We expect our revenue growth rates to continue to slow in future periods due to a number of reasons, which may include the maturation of our business, slowing demand for our platform and applications, increasing competition, a decrease in the growth of our overall markets, or if we fail, for any reason, to continue to capitalize on growth opportunities, our relative lack of experience with renewals or a decline in available opportunities as a result of our increased market penetration in one or more of our markets.

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

Because our recent growth has resulted in the rapid expansion of our business, we do not have a long history upon which to base forecasts of customer renewal rates or future revenue. As a result, our future operating results may be significantly below the expectations of investors and security analysts, which could harm the market price of our common stock.

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

We may not be able to accurately forecast the amount and mix of future subscriptions, size or duration of contracts, revenue and expenses and, as a result, our operating results may fall below our estimates or the expectations of security analysts and investors. If our revenue or operating results fall below the expectations of security analysts or investors, or below any estimates we may provide, the market price of our common stock could decline.

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

For 2019, 20% of our revenue was derived from outside the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong, Sao Paulo, Brazil and Budapest, Hungary. Our growth strategy involves the further expansion of our operations and customer base internationally. Our current international operations and future initiatives will involve a variety of risks, including:

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

For example, in June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). The withdrawal of the U.K. from the European Union occurred on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the European Union, the U.K. will be subject to a transition period through December 31, 2020, or the Transition Period, during which European Union rules will continue to apply. Negotiations between the U.K. and the European Union are expected to continue in relation to the customs and trading relationship between the U.K. and the European Union following the expiry of the Transition Period. Depending on the terms of Brexit following the Transition Period, the U.K., where we operate our international headquarters, could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business in Europe more difficult. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our ability to conduct operations in Europe.

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

Our success and future growth depend upon the continued services of our management team, including the members of the Office of the Chief Executive Officer, which is comprised of Matthew Kaminer, Jeff Weber, Marta DeBellis, Frank Maylett, Melissa Loble, Mitch Benson, and John Knotwell, and other key employees in the areas of engineering, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives. We also are dependent on the continued service of our existing software engineers and information technology personnel because of the complexity of our software, technologies and infrastructure. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. We do not maintain any “key man” insurance for any employee. The loss of one or more of our key employees could harm our business.

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

We utilize third-party data center hosting facilities operated by AWS, located in various sites within the states of Virginia, Ohio and Oregon. For international customers, we utilize third-party data center hosting facilities operated by AWS located in Dublin, Ireland, Frankfurt, Germany, Sydney, Australia, Montreal, Canada and Singapore.

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

We intend to expand by making acquisitions that could be material to our business. To date, we have only completed four acquisitions and our ability as an organization to successfully acquire and integrate technologies or businesses is limited. Acquisitions involve many risks, including the following:

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

As of December 31, 2019, we had approximately $393.6 million and $430.2 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2020 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, during 2019, our common stock’s daily price on the New York Stock Exchange has ranged from $36.49 to $54.31. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	the likelihood, timing and/or execution of our potential acquisition by Thoma Bravo;
•	actual or anticipated fluctuations in our revenue and other operating results, including as a result of the addition or loss of any number of customers;
•	announcements by us or our competitors of new products or applications, significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
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

As of December 31, 2019, we had options outstanding that, if fully exercised, would result in the issuance of 600,598 shares of common stock and RSUs outstanding that, upon vesting, would result in the issuance of 2,583,736 shares of common stock. In addition, as of December 31, 2019, there were 1,863,789 shares of common stock reserved for future issuance under our 2015 Equity Incentive Plan and 602,094 shares of common stock reserved for issuance under our 2015 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year.

Further, as part of our acquisition of Practice we assumed Practice’s 2014 Equity Incentive Plan (the “Practice 2014 Plan”). No shares are available for issuance under the Practice 2014 Plan; however, any outstanding options granted under the Practice 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of December 31, 2019, options to purchase 381 shares of common stock remained outstanding under the Practice 2014 Plan.

Additionally, as part of our acquisition of Portfolium, Inc. (“Portfolium”), we assumed Portfolium’s 2014 Equity Incentive Plan (the “Portfolium 2014 Plan”). No shares are available for issuance under the Portfolium 2014 Plan; however, any outstanding options granted under the Portfolium 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of December 31, 2019, options to purchase 25,492 shares of common stock remained outstanding under the Portfolium 2014 Plan.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Based upon shares outstanding as of December 31, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 36.5% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease space for our corporate headquarters in Salt Lake City, Utah pursuant to leases that expire in February 2025 and October 2027. We also lease space in Chicago, Illinois, Pleasant Grove, Utah, Seattle, Washington, and Philadelphia, Pennsylvania with leases that expire through 2028. We maintain our international headquarters in London, England and sales offices in Sydney, Australia, Hong Kong, Sao Paulo, Brazil, and Budapest, Hungary. We believe our facilities are adequate for our current needs.

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

Provided, however, between January 13, 2020 and January 30, 2020, five lawsuits were filed by purported stockholders of Instructure challenging the proposed acquisition of Instructure by Thoma Bravo. The first and second lawsuit, brought as putative class actions, are captioned Post v. Instructure, Inc., et al., No. 1:20-cv-00034 (D. Del. filed Jan. 13, 2020) and Zhang v. Instructure, Inc., et al., No. 1:20-cv-00042 (D. Del. filed Jan. 13, 2020). The third, fourth, and fifth lawsuits, brought by the plaintiffs individually, are captioned Bushansky v. Instructure, Inc., et al., No. 3:20-cv-00113 (S.D. Cal. filed Jan. 16, 2020); Domenico v. Instructure, Inc. et al., No. 2:20-cv-00814 (D.N.J. filed Jan. 24, 2020); and Rubin v. Instructure, Inc., et al., No. 3:20-cv-00193 (S.D. Cal. filed Jan. 30, 2020) (collectively, the “Complaints”). The Complaints name as defendants Instructure and each member of the Board. The Complaints allege violations of Section 14(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against all defendants, and assert violations of Section 20(a) of the Exchange Act against the individual defendants. The Zhang complaint additionally alleges claims for breach of fiduciary duty against the individual defendants and an aiding and abetting claim against Instructure. The plaintiffs contend that Instructure’s revised definitive proxy statement (the “Proxy Statement”) filed with the SEC on January 7, 2020 omitted or misrepresented material information regarding the Merger. The complaints seek injunctive relief, rescission or rescissory damages, and an award of plaintiffs’ costs, including attorneys’ fees and expenses. The Post and Rubin complaints also seek dissemination of a proxy statement that discloses certain information requested by those plaintiffs. On February 5, 2020, Instructure filed an amendment to the Proxy Statement, which contained certain supplemental disclosures intended to moot plaintiffs’ disclosure claims. On February 5, 2020, the plaintiff in the Post action voluntarily dismissed his case. We believe the claims asserted in the complaints are without merit, and that the outcome of these proceedings will not have a material impact on our consolidated results of operations, cash flows, or financial position. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “INST.”

Holders

As of February 24, 2020, there were approximately 114 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. The terms of our credit facility also restrict our ability to pay dividends, and we may also enter into debt instruments in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination related to dividend policy will be made at the discretion of our board of directors and will be dependent on a number of factors, including our earnings, capital requirements and overall financial condition. Additionally, the Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Parent’s prior written consent, our ability to pay any dividend on our common stock during the interim period between the execution of the Merger Agreement and the effective time of the Merger (or the date on which the Merger Agreement is earlier terminated).

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

Sales of Unregistered Securities

Other than previously disclosed, we did not sell any unregistered securities during the year ended December 31, 2019. We did repurchase 72,000 shares for tax withholdings on vesting of restricted stock.

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

The consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet as of December 31, 2019 and 2018, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements adjusted for the adoption of the ASC 606, Revenue from Contracts with Customers (ASC 606). The consolidated statement of operations data and consolidated balance sheet data as of and for the year ended December 31, 2015 is derived from our audited consolidated financial statements, which have not been adjusted for ASC 606.

	Year Ended December 31,
	2019	2018	2017	2016	**2015
			*As Adjusted	*As Adjusted
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$236,241	$188,501	$144,108	$100,270	$62,463
Professional services and other	22,232	21,043	16,867	12,347	10,730
Total revenue	258,473	209,544	160,975	112,617	73,193
Cost of revenue:
Subscription and support(1)(2)(3)	64,170	46,706	34,351	24,252	17,682
Professional services and other(1)	18,656	15,137	12,211	8,750	6,391
Total cost of revenue	82,826	61,843	46,562	33,002	24,073
Gross profit	175,647	147,701	114,413	79,615	49,120
Operating expenses:
Sales and marketing(1)(2)(3)	121,643	97,481	78,726	65,907	53,459
Research and development(1)(2)(3)	83,526	59,391	48,293	35,973	24,151
General and administrative(1)(2)(4)	56,471	35,602	31,196	25,542	23,482
Total operating expenses	261,640	192,474	158,215	127,422	101,092
Loss from operations	(85,993)	(44,773)	(43,802)	(47,807)	(51,972)
Other income (expense):
Interest income	1,795	2,413	361	352	39
Interest expense	(16)	(68)	(55)	(87)	(74)
Other income (expense), net	(225)	(698)	257	(343)	(854)
Total other income (expense), net	1,554	1,647	563	(78)	(889)
Loss before income tax benefit (expense)	(84,439)	(43,126)	(43,239)	(47,885)	(52,861)
Income tax benefit (expense)	3,620	(339)	155	(317)	(117)
Net loss	$(80,819)	$(43,465)	$(43,084)	$(48,202)	$(52,978)

	Year Ended December 31,
	2019	2018	2017	2016	**2015
			*As Adjusted	*As Adjusted
	(in thousands, except per share data)
Deemed dividends to investors	$—	$—	$—	$—	$(632)
Net loss attributable to common stockholders	$(80,819)	$(43,465)	$(43,084)	$(48,202)	$(53,610)
Net loss per common share attributable to common stockholders, basic and diluted	$(2.19)	$(1.27)	$(1.47)	$(1.73)	$(6.07)
Weighted-average common shares used in computing basic and diluted net loss per common share attributable to common stockholders	36,892	34,248	29,401	27,838	8,838

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue:
Subscription and support	$1,769	$1,235	$762	$488	$177
Professional services and other	2,111	975	596	474	166
Sales and marketing	15,098	6,022	4,331	3,030	1,228
Research and development	19,550	8,338	6,023	3,862	1,403
General and administrative	17,984	6,177	3,958	2,820	6,262
Total stock-based compensation	$56,512	$22,747	$15,670	$10,674	$9,236

(2)	Includes payroll tax expense on secondary stock purchase transactions or the reversal of such expense due to the reduction of the estimated liability as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue:
Subscription and support	$—	$(49)	$—	$—	$—
Sales and marketing	—	(430)	(256)	(57)	—
Research and development	—	(616)	(256)	(57)	—
General and administrative	(1,327)	(130)	(22)	(103)	1,327
Total payroll tax expense	$(1,327)	$(1,225)	$(534)	$(217)	$1,327

(3)	Includes amortization of acquisition-related intangibles as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue:
Subscription and support	$4,549	$1,339	$135	$—	$—
Sales and marketing	4,567	1,158	36	—	—
Research and development	—	—	—	9	9
Total amortization of acquisition-related intangibles	$9,116	$2,497	$171	$9	$9

(4)

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional discussion regarding the impact of the Portfolium and MasteryConnect, Inc. (“MasteryConnect”) acquisitions.

	As of December 31,
	2019	2018 (1)	2017	2016	**2015
			*As Adjusted	*As Adjusted
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$101,236	$94,320	$35,693	$44,539	$90,471
Working capital, excluding deferred revenue	150,810	197,908	79,169	90,728	92,638
Total assets	367,500	273,997	156,623	125,930	121,060
Deferred revenue	147,755	120,670	101,662	74,636	52,325
Total liabilities	221,943	145,559	129,679	100,117	75,441
Total stockholders’ equity	145,557	128,438	26,944	25,813	45,619

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

	Year Ended December 31,
	2019	2018	2017	2016	**2015
			*As Adjusted	*As Adjusted
	(unaudited)
	(in thousands)
Other Financial Data:
Non-GAAP Operating Loss (1)	(21,712)	(21,898)	(28,495)	(37,341)	(41,400)
Free Cash Flow (2)	8,721	(10,946)	(37,113)	(29,287)	(25,983)

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

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Year Ended December 31,
	2019	2018	2017	2016	**2015
			*As Adjusted	*As Adjusted
	(unaudited)
	(in thousands)
Loss from operations	$(85,993)	$(44,773)	$(43,802)	$(47,807)	$(51,972)
Stock-based compensation	56,512	22,747	15,670	10,674	9,236
Payroll tax expense on secondary stock purchase transactions	—	—	—	—	1,327
Reversal of payroll tax expense on secondary stock purchase transactions	(1,327)	(1,225)	(534)	(217)	—
Amortization of acquisition related intangibles	9,116	2,497	171	9	9
Change in fair value of contingent liability	(20)	(1,144)	—	—	—
Non-GAAP operating loss	$(21,712)	$(21,898)	$(28,495)	$(37,341)	$(41,400)

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$18,861	$98	$(21,129)	$(21,608)	$(19,351)
Less: purchases of property and equipment and intangible assets	10,243	11,132	16,060	7,742	6,696
Plus: proceeds from disposals of property and equipment	103	88	76	63	64
Free cash flow	$8,721	$(10,946)	$(37,113)	$(29,287)	$(25,983)

*

The summary consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017, and 2016 reflects the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). See Note 1 of the notes to the consolidated financial statements for a summary of adjustments made for the year ended December 31, 2017.

**	The summary consolidated financial data as of and for the year ended December 31, 2015 does not reflect the adoption of Topic 606 or ASU No. 2016-18.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Risk Factors” and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Forward-looking statements, other than the statements regarding the proposed acquisition by Thoma Bravo, do not assume the consummation of such proposed acquisition unless specifically stated otherwise.

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

We were founded in 2008, and in 2011, we launched Canvas, with the goal to make teaching and learning easier. Initially, we focused on the U.S. education market, targeting colleges and universities. In 2012, we expanded our focus to include the K-12 market in the United States. We opened our international headquarters in London, England in June 2014 and have offices in Sydney, Australia, Hong Kong, Sao Paulo, Brazil, and Budapest, Hungary. To date, a substantial majority of our revenue has been derived from our sales of Canvas to the U.S. education market. While our initial efforts were focused on the education market, we discovered that companies also needed a cloud-based platform to enable them to better train their employees. Our initial corporate customers licensed Canvas for this purpose. In February 2015, we launched Bridge to enable companies to further realize the benefits of our cloud-based platform with an application specifically designed to address their needs.

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

As of December 31, 2019, we have grown to serve more than 5,000 customers, representing colleges, universities, K-12 school districts, and companies in more than 80 countries. Our customers range from a single school to large corporations and academic institutions and accordingly our total contract values range from thousands of dollars to several million dollars. We generally define a customer as an entity with a subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, only the entity that has contracted for our platform is counted as a customer. For example, a contracting school district is counted as a single customer even though the school district encompasses multiple schools. In 2019, no single customer represented more than 10% of our revenue.

Our subscription fee includes the use of our platform and our technical support and is based on the number of users. We also generate revenue from training, implementation services and other types of professional services. We have experienced net revenue retention rates of over 100% at each of December 31, 2019, 2018 and 2017. For 2019, 2018 and 2017, our revenue was $258.5 million, $209.5 million, and $161.0 million, respectively, representing year-over-year growth of 23% and 30%. For 2019, 2018 and 2017, our net losses were, $80.8 million, $43.5 million and $43.1 million, respectively.

Merger Agreement

On February 17, 2020, we entered into the Merger Agreement with Parent and Purchaser. Pursuant to and subject to the terms of the Merger Agreement, Purchaser commenced the Offer on February 24, 2020 to purchase each outstanding share of Instructure common stock at the Offer Price. The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the DGCL, which permits completion of the Merger without a vote of the stockholders upon the acquisition by Purchaser of at least a majority of the issued and outstanding shares (other than certain specified shares as more specifically described in the definition of “Minimum Condition” set forth on Annex I to the Merger Agreement). At the Effective Time, each outstanding share of Instructure common stock (other than the shares accepted for payment in the Offer and shares held by stockholders who validly exercise appraisal rights under Section 262 of the DGCL or held by Instructure, Parent or their respective wholly owned subsidiaries), will be cancelled and converted into the right to receive the Offer Price.

Under the terms of the Merger Agreement, Purchaser’s obligation to accept and pay for shares of Instructure common stock that are tendered in the Offer is subject to the satisfaction or waiver of customary conditions, including: (i) the condition that, prior to the expiration of the Offer, there have been validly tendered and received (within the meaning of Section 251(h) of the DGCL) and not validly withdrawn a number of shares of Instructure common stock that, together with shares then owned by Parent and any of its wholly owned subsidiaries, would represent at least one share more than a majority of all then outstanding shares (other than certain specified shares as more specifically described in the definition of “Minimum Condition” set forth on Annex I to the Merger Agreement); (ii) the accuracy of Instructure’s representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (iii) compliance by Instructure with its covenants in the Merger Agreement in all material respects; (iv)  the absence of any changes that have (or would reasonably be expected to have) a material adverse effect on Instructure’s business, operations, assets or financial condition having occurred after the date of the Merger Agreement and continuing thereafter; and (v) the absence of legal restraints or orders prohibiting the consummation of the transactions.

The Merger Agreement provides certain termination rights for both Instructure and Parent, and further provides that a termination fee of $63,540,750 will be payable by Instructure to Parent upon termination of the Merger Agreement under certain circumstances and that a reverse termination fee of $136,857,000 will be payable by Parent to Instructure upon termination of the Merger Agreement under certain circumstances.

The Merger Agreement contains customary representations, warranties and covenants for Instructure, Parent and Purchaser, respectively. In addition, Instructure will continue to be subject to certain non-solicitation obligations related to alternative acquisition proposals and certain restrictions on its activities prior to the Effective Time. If the Merger is consummated, the shares will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, and Instructure will cease to be a publicly traded company.

For additional information related to the Offer and the Merger, refer to SEC filings made in connection with the transactions, including the Schedule TO and the Schedule 14D-9.

Key Factors Affecting Our Performance

Investment in Sales and Marketing Organization

We invested in our sales and marketing organization to drive additional revenue and support the growth of our customer base. Any investments we have made in our sales and marketing organization have occurred in advance of experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.

In 2019, 2018 and 2017, 20%, 19% and 15%, respectively, of our revenue was derived from outside the United States. Our international operations are relatively new and we have limited experience operating in international markets, which increases the risk that our international expansion efforts may not be successful.

Investment in Technology

We have aggressively invested in developing technology to support our growth. While we have invested heavily in research and development, we have also built a foundation for innovation through our approach to the learning management system as a learning platform. However, our continued investments in research and development may result in enhancements or new applications that may not achieve market adoption, are more expensive to develop than anticipated, may take longer to generate revenue or may generate less revenue than we anticipate.

Development of Markets and Complementary Products or Services

As our more developed markets, such as higher education, continue to mature, our opportunities for future growth may be increasingly dependent on less developed markets, such as K-12 or corporate, or on new or complementary products or services.

Net Revenue Retention Rate

We calculate our net revenue retention rate by dividing the total revenue obtained from a particular customer in a given month by the total revenue from that customer from the same month in the immediately preceding year. This calculation contemplates all changes to revenue for the designated customer, which includes customer terminations, changes in quantities of users, changes in pricing, additional applications purchased or applications no longer used. We calculate the net revenue retention for our entire customer base at a given point in time. We believe our net revenue retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our net revenue retention rate was over 100% at each of December 31, 2019, 2018 and 2017.

Backlog

Backlog represents future non-cancellable amounts to be invoiced under our agreements. We have generally signed multiple year subscription contracts for our applications. For these agreements, it is common to invoice an initial amount at contract signing followed by subsequent periodic invoices, generally annually. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our consolidated financial statements, and are considered by us to be backlog. Multiple-year payments are recorded as deferred revenue until recognized as revenue according to our revenue recognition policies and are not considered a component of backlog. As of December 31, 2019, 2018 and 2017, we had backlog of approximately, $357.2 million, $345.4 million and $288.9 million, respectively.

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

We include training with every implementation and offer additional training for a fee. The training offered is focused on creating confidence among users so they can be successful with our applications. Most training is performed remotely using web meeting technology. Because we have determined that trainings are distinct, we record training revenue upon the delivery of the training. Subscription training is recognized ratably in the same manner as subscription and support revenue described above.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income, interest expense, the change in fair value of the warrant liability, which is subject to mark-to-market adjustments as of each reporting period, and the impact of foreign currency transaction gains and losses. Interest expense is related to fees incurred to have access to our credit facility with Silicon Valley Bank (“SVB”). As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased.

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

	Year Ended December 31,
	2019	2018	2017
			*As Adjusted
	(in thousands)
Revenue:
Subscription and support	$236,241	$188,501	$144,108
Professional services and other	22,232	21,043	16,867
Total revenue	258,473	209,544	160,975
Cost of revenue:
Subscription and support	64,170	46,706	34,351
Professional services and other	18,656	15,137	12,211
Total cost of revenue	82,826	61,843	46,562
Gross profit	175,647	147,701	114,413
Operating expenses:
Sales and marketing	121,643	97,481	78,726
Research and development	83,526	59,391	48,293
General and administrative	56,471	35,602	31,196
Total operating expenses	261,640	192,474	158,215
Loss from operations	(85,993)	(44,773)	(43,802)
Other income (expense):
Interest income	1,795	2,413	361
Interest expense	(16)	(68)	(55)
Other income (expense), net	(225)	(698)	257
Total other income, net	1,554	1,647	563
Loss before income tax benefit (expense)	(84,439)	(43,126)	(43,239)
Income tax benefit (expense)	3,620	(339)	155
Net loss	$(80,819)	$(43,465)	$(43,084)
*	See Note 1 of the notes to the consolidated financial statements for a summary of adjustments.

	Year Ended December 31,
	2019	2018	2017
			*As Adjusted
	(as a percentage of total revenue)
Revenue:
Subscription and support	91%	90%	90%
Professional services and other	9	10	10
Total revenue	100	100	100
Cost of revenue:
Subscription and support	25	22	21
Professional services and other	7	7	8
Total cost of revenue	32	29	29
Gross profit	68	71	71
Operating expenses:
Sales and marketing	47	47	49
Research and development	32	28	30
General and administrative	22	17	19
Total operating expenses	101	92	98
Loss from operations	(33)	(21)	(27)
Other income (expense):
Interest income	1	1	0
Interest expense	(0)	(0)	(0)
Other income (expense), net	(0)	(0)	0
Total other income, net	1	1	0
Loss before income tax benefit (expense)	(32)	(20)	(27)
Income tax benefit (expense)	1	(0)	0
Net loss	(31)%	(20)%	(27)%
*	See Note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenue

	Year Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Subscription and support	$236,241	$188,501	$47,740	25%
Professional services and other	22,232	21,043	1,189	6
Total revenue	$258,473	$209,544	$48,929	23%

Subscription and support revenue increased $47.7 million for the year ended December 31, 2019, primarily due to an increase in the total number of customers, which has grown to over 5,000 as of December 31, 2019, the contributions from our recent acquisitions, net revenue retention in excess of 100% as of December 31, 2019 and continued growth into international markets, which contributed 20% of total revenue for the year ended December 31, 2019, respectively, versus 19% of total revenue for year ended December 31, 2018.

Professional services and other revenue increased $1.2 million for the year ended December 31, 2019, primarily due to the increase in new customers discussed above.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Cost of revenue:
Subscription and support	$64,170	$46,706	$17,464	37%
Professional services and other	18,656	15,137	3,519	23
Total cost of revenue	$82,826	$61,843	$20,983	34%
Gross margin percentage:
Subscription and support	73%	75%
Professional services and other	16	28
Total gross margin	68%	70%

Total cost of revenue increased $21.0 million for the year ended December 31, 2019, primarily due to an increase in employee-related costs, web hosting and third-party software license costs, amortization of developed technology and third-party contractor costs.

Subscription and support cost of revenue increased $17.5 million for the year ended December 31, 2019, primarily due to an increase in web hosting and third-party software license costs, amortization of developed and acquisition-related technology and employee-related costs. Web hosting and third-party software license costs increased $9.8 million due to the increase in total customers. Amortization costs increased $4.7 million due to the continued development of our software platform and amortization of acquisition-related technology. Employee-related costs increased $2.8 million as we continued to grow our customer support organization to support our customer growth and improve service levels and offerings. Other insignificant items, primarily related to higher rent and communication expense, increased by $0.2 million.

Professional services and other cost of revenue increased $3.5 million for the year ended December 31, 2019, primarily due to an increase in employee-related costs of $1.8 million and an increase in use of third-party contractors of $1.2 million, as we continued to grow our professional services organization to support our customer growth and improve service levels and offerings. Other insignificant items, primarily related to third-party software license costs, increased by $0.5 million.

Operating Expenses

Sales and Marketing

	Year Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Sales and marketing	$121,643	$97,481	$24,162	25%

Sales and marketing expenses increased $24.2 million for the year ended December 31, 2019, primarily due to an increase in employee-related stock-based compensation costs, third-party contractor costs, expansion of our marketing programs, amortization of acquisition-related technology and information technology expenses. Employee-related costs increased $16.2 million as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary and hiring additional employees domestically and internationally due to growth in our customer base. Amortization expense increased $3.4 million due to an increase in amortization of acquisition-related identified intangible assets. Third-party contractor costs increased $1.6 million and travel costs increased $0.6 million all due to continued expansion into international and corporate markets. Marketing program costs increased $1.4 million due to holding our first separate Bridge user conference, BridgeCon, and continued expansion into international and corporate markets. Information technology expense increased $0.7 million as we continue to automate our internal systems. Other insignificant items, primarily related to depreciation expense, increased by $0.3 million.

Research and Development

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$83,526	$59,391	$24,135	41%

Research and development expenses increased $24.1 million for the year ended December 31, 2019, due to an increase in employee-related costs, information technology expenses and allocated overhead expenses. Employee-related costs increased $20.6 million and information technology costs increased $2.0 million as we continued to grow our engineering organization to develop new applications and continue to develop additional features for our products and as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary. Allocated overhead expenses and other insignificant items increased $1.5 million primarily due to higher rent and communication expense.

General and Administrative

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$56,471	$35,602	$20,869	59%

General and administrative expenses increased $20.9 million for the year ended December 31, 2019 primarily due to an increase in employee-related costs, third-party costs, allocated overhead expenses and the change in fair value of the contingent liability. Employee-related costs increased $12.6 million as a result of a change in our compensation philosophy resulting in more employees electing to receive greater stock-based compensation in lieu of salary. Third-party services increased $6.6 million as a result of the Company entering into a definitive merger agreement to be acquired by Thoma Bravo, LLC, as well as our recent acquisitions of MasteryConnect and Portfolium and continued growth. Fair value of the contingent liability decreased $1.1 million during the same period in 2018. The liability was written off during the year ended December 31, 2019. Allocated overhead expenses and other insignificant items increased $0.6 million primarily due to higher rent.

Other Income

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income, net	$1,554	$1,647	$(93)	-6%
Other income, net includes interest income and expense, unrealized gains and losses on marketable securities and the impact of foreign currency transaction gains and losses. Other income, net decreased $0.1 million for the year ended December 31, 2019 primarily as a result of decreased interest income and the disposal of property and equipment.

Income Tax Benefit (Expense)

	Year Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Income tax benefit (expense)	$3,620	$(339)	$3,959	-1168%

Income tax benefit (expense) consists of current and deferred taxes for U.S. and foreign income taxes. The income tax expense decrease in 2019 of $4.0 million compared to 2018 was primarily due the recognition of a net deferred tax liability as a result of the acquisition of Portfolium and MasteryConnect. The net deferred tax liability provided a source of additional income to support the realizability of pre-existing deferred tax assets and as a result, a portion of our valuation allowance was released.

Fiscal 2018 Compared to Fiscal 2017

For a comparison of our results of operations for the fiscal years ended December 31, 2018 and 2017, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had $101.2 million of cash and cash equivalents and $15.6 million in short-term marketable securities. We believe our cash, cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to support our planned operations for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, net revenue retention rates, the timing and extent of spending to support the expansion of sales and marketing and research and development activities, the introduction of new and enhanced offerings, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

In June 2019, we entered into a third amendment to the second amended and restated loan and security agreement to extend the maturity date for a period of 12 months. The agreement provides for up to $5.0 million (subject to increase to $35.0 million, based on the borrowing base calculation) so long as we are in compliance with all terms and conditions under the credit facility. Availability is subject to a formula based upon a certain adjusted quick ratio. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. During the continuance of an event of default, the lender may accelerate amounts outstanding, terminate the credit facility, and foreclose on the collateral. As of December 31, 2019, we did not have any outstanding borrowing under the credit facility.

To secure our obligations under the credit facility, we granted SVB a security interest in substantially all of our tangible and intangible assets, excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing, and covenants, including restrictions on our ability to make acquisitions, make distributions and dividends to stockholders, and maintain certain amounts of cash or debt with other financial institutions. The agreement also includes a financial covenant to maintain a certain adjusted quick ratio, reported quarterly. In the event the accordion feature of the line is utilized the covenants convert to a recurring revenue measurement. During the continuance of an event of default, SVB may accelerate amounts outstanding, terminate the credit facility and foreclose on the collateral. As of December 31, 2019, we were in compliance with all covenants under the terms of the credit facility.

The following table shows our cash flows for 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$18,861	$98	$(21,129)
Net cash provided by (used in) investing activities	(21,576)	(63,304)	2,231
Net cash provided by financing activities	9,631	121,833	10,052

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

Net cash provided by operating activities during 2019 was $18.9 million, which primarily reflected our net loss of $80.8 million, offset by non-cash expenses that included $56.5 million of stock-based compensation and $20.0 million of depreciation and amortization. Working capital sources of cash included a net increase of $19.9 million in deferred revenue and accounts receivable primarily resulting from the seasonality of our business where a significant number of customer agreements occur in the second and third quarter of each year, and a $13.0 million increase in accounts payable and accrued liabilities. These sources were partially offset by a decrease in prepaid and other assets of $6.8 million, a decrease in deferred commissions of $2.7 million and a decrease in other insignificant items of $0.2 million.

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

Net cash used in investing activities during 2019 was $21.6 million, consisting primarily of business acquisitions of $55.0 million, purchases of marketable securities of $28.3 million, and purchases of property plant and equipment of $10.2 million. These were offset by cash maturities and sales of our marketable securities of $71.8 million and other insignificant items of $0.1 million.

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

Financing Activities

Our financing activities have consisted primarily of proceeds from the issuance of common stock from employee equity plans and shares repurchased for tax withholdings on vesting of restricted stock.

Net cash provided by financing activities for 2019 was $9.6 million and consisted of $12.8 million in proceeds received from the issuance of common stock under employee equity plans, including the exercise of stock options, offset by $3.2 million in shares repurchased for tax withholdings on vesting of restricted stock.

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

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during the course of business. Below is a table that shows the projected outlays as of December 31, 2019:

Leases

		Payments due by Period:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$61,139	$9,737	$18,672	$17,473	$15,257

Leases for new office space that have commenced are disclosed in Note 12 in the notes to the consolidated financial statements. Two leases have not yet commenced and are not disclosed in the notes to the consolidated financial statements.

The first lease commences in February 2020 with a term of seven years ending in 2027 and allows for one option to renew for an additional five-year period. The lease has an average monthly rent payment of €57,000 and is subject to an annual rent escalation determined by the Consumer Price Index. We also entered into a new letter of credit related to this lease for €252,000. This letter of credit expires during May 2027.

The second lease commences in March 2020 with a term of five years ending in 2025, with no option for renewal. The lease has an average monthly rent payment of $27,000 and is subject to varying annual rent escalations between 4% and 5%.

Letters of Credit

As of December 31, 2019 and 2018, we had a total of $2.6 million and $2.4 million, respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

Off-Balance Sheet Arrangements

During 2019, 2018 and 2017, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Income Taxes

As of December 31, 2019, we had approximately $393.6 million and $430.2 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2020 for state tax purposes. As of December 31, 2019, we also had federal research and development tax credit carryforwards of approximately $13.3 million and state research and investment credit carryforwards of $4.3 million. If not utilized, the federal and state carryforwards will expire at various dates through 2040.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Due to our cumulative losses, we maintain a valuation allowance against the majority of our net deferred tax assets as of December 31, 2019. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2019, we had cash, cash equivalents and investments of $116.8 million consisting of cash, marketable securities and money market accounts in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a hypothetical increase in interest rates in effect on December 31, 2019 by 1% would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

INSTRUCTURE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Instructure, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Instructure, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allocating revenue in contracts with multiple performance obligations

Description of the Matter

As described in Note 1 to the consolidated financial statements, many of the Company's contracts with customers contain multiple performance obligations, which are accounted for separately if they are distinct. In such cases, the transaction price is allocated to the separate performance obligations based on their relative standalone selling prices. Management estimates the standalone selling prices based on the Company’s overall pricing objectives and considers significant pricing practices, including discounting, geographical location, the size and volume of transactions, the customer type, price lists, and historical standalone sales. The Company analyzes standalone selling prices on a periodic basis to identify if it has experienced significant changes in standalone selling prices.

In contracts which include multiple products or services, auditing the identification of distinct performance obligations and the allocation of transaction price is challenging. For example, contracts containing nonstandard terms and conditions require judgment in identifying the distinct performance obligations in the contract, and the appropriate timing of revenue recognition for such performance obligations. Management’s estimates of the standalone selling prices used to allocate the transaction price are sensitive to changes in management’s business practices, such as pricing strategies. Such changes can have a significant impact on the determination of standalone selling price.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to identify performance obligations and allocate the transaction price to those performance obligations, including the underlying assumptions related to the estimation of standalone selling prices.

Our audit procedures also included, among others, an evaluation of management’s assessment of performance obligations. In conjunction with this assessment, we inspected a sample of customer contracts and reviewed management’s assessment of nonstandard terms and identification of performance obligations. We then tested the period over which management determined the revenue associated with each performance obligation should be recognized, as well as the standalone selling prices assigned to those performance obligations for purposes of allocating the transaction price. In testing the Company’s estimate of standalone selling prices, we evaluated the accuracy and completeness of the underlying data used in management's analysis. This evaluation included assessing the effect of the Company’s pricing practices for various transaction sizes and volumes across different customer types and geographical locations.

Business combinations
Description of the Matter

As discussed in Note 3 to the consolidated financial statements, during 2019, the Company acquired Portfolium, Inc. (“Portfolium”) and MasteryConnect, Inc. (“MasteryConnect”) for total purchase consideration of $43.4 million and $44.6 million, respectively.

Auditing the Company’s accounting for these business combinations was complex due to the significant estimation required by management in determining the fair value of the acquired intangible assets. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The Company used the discounted cash flow method to measure the fair value of these intangible assets. Significant assumptions used in these valuation models included forecasted revenue and expenses, discount rates and the technology obsolescence rates. Each were considered highly subjective, as they represented estimates of future performance and other future company activity, which can vary significantly from past performance, and can be affected by third-party competition and technological innovation, among other factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's acquisition accounting process, including controls over review of forecasts, and other significant assumptions.

Among other procedures, we read the purchase agreements and assessed the completeness of identified intangible assets. We also evaluated forecasts used in determining the acquisition date fair values. We considered the historical accuracy of management’s estimates in other acquisitions. We tested the significant assumptions used in the valuation models and tested the completeness and accuracy of the underlying data supporting the assumptions and estimates. We compared the significant assumptions, including prospective financial information, to the historical performance of the acquired entities and other comparable guideline companies within the same industry. We involved valuation specialists to assist in our evaluation of the selection of the valuation model and the significant assumptions used in the model, and to assist us in performing mathematical checks of the valuation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Salt Lake City, Utah

February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Instructure, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Instructure, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Instructure, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Instructure, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, of the Company and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 28, 2020

INSTRUCTURE, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$101,236	$94,320
Short-term marketable securities	15,584	58,630
Accounts receivable—net of allowance of $871 and $1,092 at December 31, 2019 and 2018, respectively	38,029	35,514
Prepaid expenses	9,809	13,918
Deferred commissions	10,256	8,226
Other current assets	8,211	2,019
Total current assets	183,125	212,627
Property and equipment, net	28,076	27,388
Right-of-use assets	36,514	—
Goodwill	69,614	12,354
Intangible assets, net	32,513	6,262
Noncurrent prepaid expenses	4,558	3,516
Deferred commissions, net of current portion	12,303	11,404
Other assets	797	446
Total assets	$367,500	$273,997
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,619	$3,581
Accrued liabilities	11,142	9,809
Deferred rent	—	1,329
Lease liabilities	6,554	—
Deferred revenue	145,045	117,298
Total current liabilities	177,360	132,017
Deferred revenue, net of current portion	2,710	3,372
Lease liabilities, net of current portion	41,793	—
Deferred rent, net of current portion	—	10,150
Other long-term liabilities	80	20
Total liabilities	221,943	145,559
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000 shares authorized as of December 31, 2019 and 2018; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, par value of $0.0001 per share; 200,000 shares authorized as of December 31, 2019 and 2018; 38,257 shares issued and outstanding as of December 31, 2019; 35,386 shares issued and outstanding at December 31, 2018	3	3
Additional paid-in capital	493,795	395,865
Accumulated other comprehensive loss	—	(8)
Accumulated deficit	(348,241)	(267,422)
Total stockholders’ equity	145,557	128,438
Total liabilities and stockholders’ equity	$367,500	$273,997

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
			*As Adjusted
Revenue:
Subscription and support	$236,241	$188,501	$144,108
Professional services and other	22,232	21,043	16,867
Total revenue	258,473	209,544	160,975
Cost of revenue:
Subscription and support	64,170	46,706	34,351
Professional services and other	18,656	15,137	12,211
Total cost of revenue	82,826	61,843	46,562
Gross profit	175,647	147,701	114,413
Operating expenses:
Sales and marketing	121,643	97,481	78,726
Research and development	83,526	59,391	48,293
General and administrative	56,471	35,602	31,196
Total operating expenses	261,640	192,474	158,215
Loss from operations	(85,993)	(44,773)	(43,802)
Other income (expense):
Interest income	1,795	2,413	361
Interest expense	(16)	(68)	(55)
Other income (expense), net	(225)	(698)	257
Total other income, net	1,554	1,647	563
Loss before income tax benefit (expense)	(84,439)	(43,126)	(43,239)
Income tax benefit (expense)	3,620	(339)	155
Net loss	$(80,819)	$(43,465)	$(43,084)
Net loss per common share, basic and diluted	$(2.19)	$(1.27)	$(1.47)
Weighted-average common shares used in computing basic and diluted net loss per common share attributable to common stockholders	36,892	34,248	29,401
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2019	2018	2017
			*As Adjusted
Net loss	$(80,819)	$(43,465)	$(43,084)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on marketable securities	8	(7)	11
Comprehensive loss	$(80,811)	$(43,472)	$(43,073)
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common			Accumulated		Total
	Stock, $0.001		Additional	Other	Accumulated	Stockholders’
	Par Value		Paid-In	Comprehensive	Deficit	Equity
	Shares	Amount	Capital	Income	*As Adjusted	*As Adjusted
Balances at December 31, 2016	28,554	3	206,442	(12)	(180,620)	25,813
Cumulative-effect of change in accounting policy	—	—	253	—	(253)	—
Exercise of common stock options	1,083	—	5,371	—	—	5,371
Vesting of restricted stock units	475	—	—	—	—	—
Purchase of ESPP shares	254	—	5,004	—	—	5,004
Stock-based compensation	—	—	15,670	—	—	15,670
Common stock and options issued in acquisition	504	—	18,451	—	—	18,451
Unrealized gain on marketable securities	—	—	—	11	—	11
Shares withheld for tax withholding on vesting of restricted stock	(10)	—	(292)	—	—	(292)
Net loss	—	—	—	—	(43,084)	(43,084)
Balances at December 31, 2017	30,860	3	250,899	(1)	(223,957)	26,944
Exercise of common stock options	845		6,281		—	6,281
Vesting of restricted stock units	609	—	—	—	—	—
Purchase of ESPP shares	203	—	6,186	—	—	6,186
Stock-based compensation	—	—	23,115	—	—	23,115
Common stock and options issued in acquisition	2	—	—	—	—	—
Secondary offering	2,875	—	109,789	—	—	109,789
Unrealized gain on marketable securities	—	—	—	(7)	—	(7)
Shares withheld for tax withholding on vesting of restricted stock	(8)	—	(405)	—	—	(405)
Net loss	—	—	—	—	(43,465)	(43,465)
Balances at December 31, 2018	35,386	3	395,865	(8)	(267,422)	128,438
Exercise of common stock options	701	—	6,601	—	—	6,601
Vesting of restricted stock units	1,387	—	—	—	—	—
Purchase of ESPP shares	189	—	6,267	—	—	6,267
Stock-based compensation	—	—	58,287	—	—	58,287
Common stock and options issued in acquisition	666	—	30,012	—	—	30,012
Unrealized gain on marketable securities	—	—	—	8	—	8
Shares withheld for tax withholding on vesting of restricted stock	(72)	—	(3,237)	—	—	(3,237)
Net loss	—	—	—	—	(80,819)	(80,819)
Balances at December 31, 2019	38,257	$3	$493,795	$—	$(348,241)	$145,557
*	See Note 1 for a summary of adjustments

See accompanying notes.

INSTRUCTURE, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
			*As Adjusted
Operating Activities:
Net loss	$(80,819)	$(43,465)	$(43,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	10,642	8,749	6,187
Amortization of intangible assets	9,335	2,786	572
Amortization of deferred financing costs	9	19	31
Change in fair value of mark-to-market liabilities	—	(1,266)	97
Stock-based compensation	56,512	22,747	15,670
Other	(656)	(437)	(17)
Changes in assets and liabilities:
Accounts receivable, net	(2,217)	(2,643)	(14,882)
Prepaid expenses and other assets	(6,836)	(2,553)	(9,176)
Deferred commissions	(2,679)	(1,384)	(4,990)
Right-of-use assets	2,716	—	—
Accounts payable and accrued liabilities	13,039	(2,805)	740
Deferred revenue	22,166	19,008	26,763
Lease liabilities	(2,362)	—	—
Deferred rent	—	1,342	992
Other liabilities	11	—	(32)
Net cash provided by (used in) operating activities	18,861	98	(21,129)
Investing Activities:
Purchases of property and equipment	(10,243)	(11,132)	(15,750)
Purchases of intangible assets	—	—	(310)
Proceeds from sale of property and equipment	103	88	76
Purchases of marketable securities	(28,259)	(113,860)	(11,085)
Maturities of marketable securities	63,000	61,600	29,300
Sale of marketable securities	8,786	—	—
Business acquisitions, net of cash received	(54,963)	—	—
Net cash provided by (used in) investing activities	(21,576)	(63,304)	2,231
Financing Activities:
Proceeds from common stock offerings, net of offering costs	—	109,789	—
Proceeds from issuance of common stock from employee equity plans	12,868	12,467	10,375
Shares repurchased for tax withholdings on vesting of restricted stock	(3,237)	(405)	(292)
Payments for financing costs	—	(18)	(31)
Net cash provided by financing activities	9,631	121,833	10,052
Net increase (decrease) in cash and cash equivalents	6,916	58,627	(8,846)
Cash and cash equivalents, beginning of period	94,320	35,693	44,539
Cash and cash equivalents, end of period	$101,236	$94,320	$35,693
Supplemental cash flow disclosure:
Cash paid for taxes	$247	$198	$276
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$316	$373	$274
Issuance of common stock for acquisitions	$30,012	$—	$18,451
Consideration not yet paid in connection with the acquisition of Portfolium, net	$50	$—	$—
*	See Note 1 for a summary of adjustments

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

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers as discussed in Note 1. All amounts and disclosures set forth in this Annual Report on Form 10-K have been updated to comply with the new standard, as indicated by the “as adjusted” column heading.

Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Such estimates, which we evaluate on an on-going basis, include allowances for doubtful accounts, useful lives for property and equipment and intangible assets, valuation of marketable securities, valuation allowances for net deferred income tax assets, valuation of stock-based compensation and common stock, the fair value of the contingent liability, the standalone selling price of performance obligations and the determination of the period of benefit for deferred commissions. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable.

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

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
			*As Adjusted
Numerator:
Net loss	$(80,819)	$(43,465)	$(43,084)

Denominator:
Weighted-average common shares outstanding—basic	36,892	34,248	29,401
Total weighted-average common shares outstanding—basic	36,892	34,248	29,401
Dilutive effect of share equivalents resulting from stock options, unvested restricted stock awards and common stock warrants	—	—	—
Weighted-average common shares outstanding-diluted	36,892	34,248	29,401
Net loss per common share	$(2.19)	$(1.27)	$(1.47)

For the years ended December 31, 2019, 2018 and 2017, we incurred net losses and, therefore, the effect of our outstanding options to purchase common stock, common stock warrants and restricted stock units were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	Year Ended December 31,
	2019	2018	2017

Options to purchase common stock	601	1,303	2,010
Common stock warrants	—	—	17
Restricted stock units	2,584	1,690	1,514
Employee stock purchase plan	14	19	20
Total	3,199	3,012	3,561

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

As of December 31, 2019 and 2018, our largest customers’ outstanding net accounts receivable balance as a percentage of the total outstanding net accounts receivable balance represented 8.4% and 14.0%, respectively. There were no other customers with outstanding net accounts receivable balances as a percentage of the total outstanding net accounts receivable balance greater than 10% as of December 31, 2019 and 2018.

In 2014, we began international operations. Because our long-term growth strategy involves further expansion of our sales to customers outside of the United States, our business will be susceptible to risks associated with international operations. Refer to Note 7— Geographic Data for details.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

We consider all short-term highly liquid investments purchased with original maturities of three months or less at the time of acquisition to be cash equivalents.

Marketable Securities

We hold investments in marketable securities, consisting of corporate debt securities and commercial paper. We classify our marketable securities as available-for-sale investments as we neither buy and hold securities for the purpose of selling them in the near future nor intend to hold securities to maturity. We classify our marketable securities as short term on the consolidated balance sheets for all purchased investments with contractual maturities that are less than one year as of the balance sheet date. Our marketable securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income in stockholders’ equity. Unrealized losses are charged against other income, net when a decline in fair value is determined to be other-than-temporary. We have not recorded any such impairment charge in the periods presented. We determine realized gains or losses on sale or maturity of marketable securities on a specific identification method, and record such gains or losses as other income, net.

Accounts Receivable

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. When management becomes aware of circumstances that may decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. For all other customers, management determines the adequacy of the allowance based on historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. Account balances are written off against the allowance for doubtful accounts receivable when the potential for recovery is remote. Recoveries of receivables previously written off are recorded when payment is received. Unbilled receivable balances as of December 31, 2019 and 2018 were $2,060,000 and $6,032,000, respectively.

The following is a roll-forward of our allowance for doubtful accounts (in thousands):

	Balance	Charged to		Balance at
	Beginning	Costs or		End of
	of Period	Expenses	Deductions(1)	Period
Allowance for Doubtful Accounts
Year ended December 31, 2019	$1,092	$377	$(598)	$871
Year ended December 31, 2018	$318	$1,399	$(625)	$1,092
Year ended December 31, 2017	$241	$197	$(120)	$318

(1)	Deductions include actual accounts written-off, net of recoveries and revaluations.

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

Fair Value

Our short-term financial instruments include accounts receivable, accounts payable and accrued liabilities and are carried on the consolidated financial statements as of December 31, 2019 and 2018 at amounts that approximate fair value due to their short-term maturity dates.

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

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Change in Fair-Value of Contingent Liability

We remeasure the estimated carrying value of the contingent liability each quarter, with any changes in the estimated fair value recorded within general and administrative expense on the statements of operations. The fair value is determined using significant unobservable inputs with a Monte Carlo simulation model. We remeasured the contingent liability at December 31, 2018, and as of that date we had $20,000 accrued in other long-term liabilities in connection with the estimated contingent liability associated with the acquisition of Practice. During 2019, we did not observe a significant change in Practice bookings and, therefore, we wrote-off the remaining balance.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expenses totaled $12,524,000, $11,387,000, and $9,274,000 for 2019, 2018 and 2017, respectively.

Stock-Based Compensation

The Company accounts for all stock options and awards granted to employees and nonemployees using a fair value method. Stock-based compensation is recognized as an expense and is measured at the fair value of the award. The measurement date for employee awards is generally the date of the grant. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis for awards with only a service condition. Forfeitures are accounted for as they occur.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in a foreign currency are revalued into U.S. dollars at the exchange rates in effect at the balance sheet dates. Income and expense accounts are revalued on the date of the transaction using the exchange rate in effect on the transaction date. Non-monetary assets, liabilities, and equity transactions are converted at historical exchange rates in effect at the time of the transaction. Foreign currency transaction gains and losses are recorded in other income, net. During 2019, a net foreign currency transaction gain of $331,000 was recorded on the consolidated statements of operations. During 2018, a net foreign currency transaction loss of $794,000 was recorded on the consolidated statements of operations. During 2017, a net foreign currency transaction gain of $466,000 was recorded on the consolidated statements of operations.

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

Income Taxes

Deferred tax assets and liabilities are accounted for using the asset and liability method and represent the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to be in effect when these temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2019 and 2018, the majority of our deferred tax assets were offset by a valuation allowance. We recognize interest and penalties as a component of income tax expense.

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

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the year ended December 31, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected to apply the package of practical expedients to not reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs in relation to its leases in effect as of January 1, 2019. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $34,726,000 and $46,205,000, respectively, in our consolidated balance sheets as of January 1, 2019. Adoption of the standard did not have an impact on the Company’s beginning accumulated deficit, results from operations or cash flows.

Effective January 1, 2019, the Company adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. The adoption of this guidance did not have a material impact on our consolidated financial statements and related notes.

Effective January 1, 2019, the Company early adopted ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) using a prospective approach. This guidance aligns the accounting for implementation costs related to a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The adoption of this guidance did not have a material impact on our consolidated financial statements and related notes.

Impacts on Financial Statements

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

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard will require the use of a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for us beginning January 1, 2020. We have completed our analysis of the impact of this guidance and the adoption of this standard will not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard will be effective for us beginning January 1, 2021. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

2. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018

Computer and office equipment	$7,503	$6,204
Purchased software	1,071	1,071
Capitalized software development costs	27,420	22,181
Furniture and fixtures	5,184	4,688
Leasehold improvements and other	18,708	15,632
	59,886	49,776
Less accumulated depreciation and amortization	(31,810)	(22,388)
Total	$28,076	$27,388

Accumulated amortization for capitalized software development costs was $14,314,000 and $9,035,000 at December 31, 2019 and 2018, respectively. Amortization expense for capitalized software development costs for the years ended December 31, 2019, 2018 and 2017 was $6,021,000, $4,563,000 and $2,486,000, respectively, and is recorded within subscription and support cost of revenue on the consolidated statements of operations.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

3. Acquisition

On February 21, 2019 and April 5, 2019, we acquired all outstanding shares of Portfolium and MasteryConnect, respectively, for the purpose of enhancing our learning management system and human capital management offerings. We have included the operating results of the business combinations in our consolidated financial statements since the date of the acquisitions. The acquisitions did not have a material effect on our revenue or earnings in the consolidated statements of operations for the reporting periods presented.

The following table summarizes the estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the Portfolium acquisition (in thousands):

Consideration transferred
Cash paid (2)	$25,552
Common stock	17,133
Fair value of assumed Portfolium awards attributable to pre-combination services	715
Total purchase consideration	$43,400

Identifiable assets acquired
Cash	$604
Accounts receivable	273
Other assets	31
Intangible assets: developed technology	10,016
Intangible assets: customer relationships	8,560
Intangible assets: trade name	2,710
Total assets acquired	$22,194

Liabilities assumed
Accounts payable and accrued liabilities	$115
Deferred revenue	1,535
Deferred tax liability, net (1)	3,911
Total liabilities assumed	$5,561

Goodwill (1) (2)	26,767
Total purchase consideration	$43,400

(1)

During the second quarter of 2019, an adjustment of $1,199,000 was made to the provisional deferred tax liability. During the fourth quarter of 2019, an offsetting adjustment of $280,000 was made to the deferred tax liability, with a corresponding reduction to goodwill, upon finalizing and filing the Portfolium tax return.

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

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The following table summarizes the estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the MasteryConnect acquisition (in thousands):

Consideration transferred
Cash paid	$32,462
Common stock	12,163
Total purchase consideration	$44,625

Identifiable assets acquired
Cash	$2,396
Accounts receivable	495
Other assets	1,919
Intangible assets: developed technology	9,191
Intangible assets: customer relationships	4,453
Intangible assets: trade name	656
Total assets acquired	$19,110

Liabilities assumed
Accounts payable and accrued liabilities	$936
Deferred revenue	3,384
Deferred tax liability, net (1)	659
Total liabilities assumed	$4,979

Goodwill (1)	30,494
Total purchase consideration	$44,625

(1)

During the fourth quarter of 2019, an adjustment of $57,000 was made to the deferred tax liability, with a corresponding reduction to goodwill, upon finalizing and filing the MasteryConnect tax return.

 The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill generated from these transactions is attributable to the expected synergies to be achieved upon consummation of the business combinations and the assembled workforce values. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated remaining useful life of five years. Amortization of developed technology is included in subscription and support cost of revenue expenses in the accompanying consolidated statements of operations. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over the estimated remaining useful life of four years. The trade names acquired are amortized over the estimated remaining useful life of four years. Amortization of customer relationships and trade names is included in sales and marketing expenses in the accompanying consolidated statements of operations. The net deferred tax liability from these acquisitions provided a source of additional income to support the realizability of our pre-existing deferred tax assets and as a result, we released a portion of our valuation allowance. This resulted in an income tax benefit of $4,570,000 and an increase to goodwill of the same amount.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

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

	Year Ended December 31,
	2019	2018
	(in thousands)
Pro forma revenue	$261,957	$223,325
Pro forma net loss(1)	(88,519)	(55,731)
Pro forma net loss per common share, basic and diluted	$(2.40)	$(1.63)

(1)	Pro forma net loss excludes the deferred income tax benefit from business combination in the amount of $4,570,000 for the year ended December 31, 2019.

4. Goodwill and Intangible Assets

Goodwill was $69,614,000 and $12,354,000 as of December 31, 2019 and 2018, respectively.

Intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining	December 31,
	Useful Life	2019	2018

Domain names	0 Months	$1,268	$1,268
Trademarks	0 Months	120	120
Software	3 Months	620	620
Capitalized learning content	22 Months	400	400
Trade names	29 Months	3,686	320
Developed technology	41 Months	24,527	5,320
Customer relationships	29 Months	15,923	2,910
Accumulated amortization		(14,031)	(4,696)
Total		$32,513	$6,262

Amortization expense for intangible assets was $9,335,000, $2,786,000 and $572,000 for the years ended December 31, 2019, 2018, and 2017, respectively. Amortization expense for capitalized learning content and developed technology is recorded within cost of revenue on the consolidated statements of operations.

Based on the recorded intangible assets at December 31, 2019, estimated amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
2020	$10,322
2021	9,186
2022	7,936
2023	4,446
2024	623
Total	$32,513

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis (in thousands).

	December 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$11,585	$1	$—	$11,586
Government treasury bills	3,999	—	(1)	3,998
	$15,584	$1	$(1)	$15,584

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$31,977	$3	$(7)	$31,973
Government treasury bills	26,661	—	(5)	26,656
	$58,638	$3	$(12)	$58,629

There were no gross realized gains or losses from the sale or maturity of marketable securities during 2019, 2018 and 2017.

During 2019, 2018 and 2017, we recognized gross interest income on securities of $621,000, $727,000 and $179,000, respectively. Net accretion income was $480,000, $696,000 and $39,000 during 2019, 2018 and 2017, respectively, and was reported within interest income on the consolidated statements of operations.

The estimated fair value of investments by contractual maturity is as follows (in thousands):

	December 31,
	2019	2018

Due within one year	$15,584	$58,629
Total	$15,584	$58,629

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

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

In June 2017, we entered into a second amended and restated loan and security agreement for a period of 12 months. The aggregate revolver borrowings were $15.0 million (subject to increase to $35.0 million, based on the borrowings base calculation) through its maturity date in June 2018.

In June 2018, we entered into a second amendment to the second amended and restated loan and security agreement to extend the maturity date for a period of 12 months. The aggregate revolver borrowings are $5.0 million (subject to increase to $35.0 million, based on the borrowing base calculation) so long as we are in compliance with all terms and conditions under the credit facility. Including a minimum adjusted quick ratio that is measured each quarter.

In June 2019, we entered into a third amendment to the second amended and restated loan and security agreement to extend the maturity date for a period of 12 months. The agreement provides for up to $5.0 million (subject to increase to $35.0 million, based on the borrowing base calculation) so long as we are in compliance with all terms and conditions under the credit facility. Availability is subject to a formula based upon a certain adjusted quick ratio. Advances under the credit facility accrue interest at a floating per year rate equal to the prime rate plus 0.5%. During the continuance of an event of default, the lender may accelerate amounts outstanding, terminate the credit facility, and foreclose on the collateral.

7. Geographic Data and Revenue

We have one operating segment, which is our cloud-based learning, assessment, development and engagement systems. Revenue by geographic region, based on the physical location of the customer, is (in thousands):

	Year Ended December 31,
	2019	2018	2017
			*As Adjusted
United States	$206,183	$169,643	$137,563
Foreign	52,290	39,901	23,412
Total revenue	$258,473	$209,544	$160,975
Percentage of revenue generated outside of the United States	20%	19%	15%
*	See Note 1 for a summary of adjustments

Deferred Revenue and Performance Obligations

During the year ended December 31, 2019, 45% to 55% of revenue recognized was included in our deferred revenue balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2019, approximately $505 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 74% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

8. Deferred Commissions

Deferred commissions primarily consist of sales commissions that are capitalized as incremental contract origination costs and were $22,559,000 and $19,630,000 as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019, 2018 and 2017, amortization expense for deferred commissions was $11,919,000, $10,088,000 and $7,231,000, respectively, and there was no impairment of deferred commissions during these periods.

9. Stockholders’ Equity

Common Stock

We had 200,000,000 shares of $0.0001 par value common stock authorized as of December 31, 2019 and 2018. There were 38,257,326 and 35,385,810 common shares issued at December 31, 2019 and 2018, respectively. There were no shares of common stock held in treasury at December 31, 2019 and 2018. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the common stock through December 31, 2019.

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

In March 2018, the remaining outstanding warrants to purchase shares of common stock were cancelled due to the Company renegotiating the terms of the restated loan and security agreement with the credit facility. There was an insignificant gain related to the extinguishment of the common stock warrant liability which was recognized in other income (expense) on the consolidated statements of operations for the year ended December 31, 2018.

Preferred Stock

Our amended and restated certificate of incorporation authorizes shares of undesignated preferred stock. As of December 31, 2019 and 2018, we had 10,000,000 shares of $0.0001 par value preferred stock authorized, of which no shares were issued or outstanding at December 31, 2019 and 2018.

10. Stock-Based Compensation

The 2010 Equity Incentive Plan (the “2010 Plan”) was terminated in connection with our IPO, and accordingly no shares are available for issuance under the 2010 Plan. However, any outstanding options granted under the 2010 Plan will remain outstanding, subject to the terms of the 2010 Plan and stock options agreements, until such outstanding options are exercised or until they terminate or expire by their terms. The 2010 Plan provided for the grant of incentive stock options, nonqualified options, stock appreciation rights, and shares of restricted stock to our employees, officers, directors and outside consultants. As of December 31, 2019, 308,395 options to purchase common stock remained outstanding under the 2010 Plan.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

In August 2015, our board of directors adopted the 2015 Equity Inventive Plan (the “2015 Plan”) and our stockholders approved the 2015 Plan in October 2015. The 2015 Plan became effective in connection with the IPO and provides for the grant of incentive stock options, nonqualified options, restricted stock units, stock appreciation rights, and shares of restricted stock. As of December 31, 2019, there were 7,491,786 shares of common stock authorized under the 2015 Plan. The 2015 Plan also provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2016 and continuing through and including January 1, 2025, by 4.5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capital structure. As of December 31, 2019, 2,583,736 RSUs remained outstanding under the 2015 Plan and 1,863,789 shares remaining for future grants. As of December 31, 2019, there were options to purchase 266,330 shares of common stock outstanding under the 2015 Plan.

As part of our acquisition of Practice, we assumed the Practice 2014 Plan. No shares are available for issuance under the Practice 2014 Plan; however, any outstanding options granted under the Practice 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of December 31, 2019, options to purchase 381 shares of common stock remained outstanding under the Practice 2014 Plan.

Additionally, as part of our acquisition of Portfolium, we assumed the Portfolium 2014 Plan. No shares are available for issuance under the Portfolium 2014 Plan; however, any outstanding options granted under the Portfolium 2014 Plan will remain outstanding and subject to the terms of that plan until exercised, terminated or expired by their terms. As of December 31, 2019, options to purchase 25,492 shares of common stock remained outstanding under the Portfolium 2014 Plan.

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

In August 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). Our stockholders approved the ESPP in October 2015, which became effective on the date of the IPO. A total of 333,333 shares of our common stock were initially reserved for issuance under the ESPP. The number of shares reserved for issuance will increase automatically each year, beginning January 1, 2016 through and including January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; 333,333 shares of common stock; or such lesser number as determined by our board of directors. As of December 31, 2019, there were 1,533,205 shares authorized under the ESPP. The plan allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Our board of directors approves the ESPP offerings. Each offering need not be identical, but may not exceed 27 months and may specify one or more shorter purchase periods within the offering.

On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. During the year ended December 31, 2019, we issued 189,038 shares under the ESPP, with a weighted-average purchase price per share of $33.15. Total cash proceeds from the purchase of shares under the 2015 ESPP in 2019 was $6,316,955. As of December 31, 2019, 602,094 shares are reserved for future issuance under the ESPP.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The following table summarizes the assumptions relating to our stock options and ESPP purchase rights used in a Black Scholes option pricing model:

	Year Ended December 31,
	2019	2018	2017

Employee Stock Options
Dividend yield	None	None	None
Volatility	44.24%	46.02%—46.57%	62.95%—63.10%
Risk-free interest rate	2.51%	2.50%—2.84%	2.12%—2.30%
Expected life (years)	5.1	6.1	6.1—6.2
Fair value of common stock	$42.78	$16.39—$20.57	$12.93—$13.37
Employee Stock Purchase Plan
Dividend yield	None	None	None
Volatility	29.69%—45.46%	33.94%—45.46%	25.08%—29.89%
Risk-free interest rate	1.62%—2.38%	2.1%—2.38%	1.07%—1.45%
Expected life (years)	0.5	0.5	0.5
Fair value of common stock	$38.14—$52.52	$38.14—$42.65	$27.00—$33.90

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017

Options	$1,997	$2,867	$3,806
Restricted stock units	53,991	17,560	9,969
Employee stock purchase plan	524	2,320	1,895
Total stock-based compensation	$56,512	$22,747	$15,670

	Year Ended December 31,
	2019	2018	2017

Subscription and support cost of revenue	$1,769	$1,235	$762
Professional services and other cost of revenue	2,111	975	596
Sales and marketing	15,098	6,022	4,331
Research and development	19,550	8,338	6,023
General and administrative	17,984	6,177	3,958
Total stock-based compensation	$56,512	$22,747	$15,670

The following table summarizes the stock option activity for the year ended December 31, 2019 (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at January 1, 2019	1,303	$14.09	6.5	$30,552
Granted	41	3.54
Exercised	(701)	9.42
Forfeited or cancelled	(42)	21.45
Outstanding at December 31, 2019	601	18.25	6.2	17,992
Vested and expected to vest—December 31, 2019	601	18.25	6.2	17,992
Exercisable at December 31, 2019	442	14.01	5.6	15,130

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

The follow table summarizes the activity of our unvested stock options for the year ended December 31, 2019 (in thousands, except per share amounts):

		Weighted-
		Average
	Shares	Grant Date
	Underlying	Fair Value
	Options	Per Share
Unvested at January 1, 2019	266	$16.89
Granted	41	21.27
Vested	(113)	20.88
Forfeited	(35)	12.87
Unvested at December 31, 2019	159	17.92

The weighted-average grant-date fair value of each option granted during 2019, 2018 and 2017 was $21.27, $34.72 and $21.83, respectively. The total intrinsic value of options exercised was $25,036,000, $27,546,000, and $25,947,000 during 2019, 2018 and 2017, respectively. The total fair value of options vested during 2019, 2018 and 2017 was $2,380,000, $2,779,000, and $4,254,000, respectively.

As of December 31, 2019 and 2018, we had $2,672,000 and $4,276,000, respectively, of unrecognized stock-based compensation costs related to non-vested options that are expected to be recognized over a weighted-average period of 2.1 years and 2.7 years, respectively.

As of December 31, 2019 and 2018, we had $873,000 and $1,188,000 of unrecognized stock-based compensation expense related to our ESPP that is expected to be recognized over the remaining term of the current offering period through May 31, 2020.

RSUs vest upon achievement of their respective service conditions. As soon as practicable following each vesting date, we will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. The service condition is a time-based condition met over a vesting period, as determined by our board of directors, which generally ranges from one to four years. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $94,869,000 at December 31, 2019. That cost is expected to be recognized over a weighted-average period of 3.0 years as of December 31, 2019. As of December 31, 2019, there are 2,584,000 RSUs expected to vest with an aggregate intrinsic value of $124,562,000. The total fair value of RSUs vested was approximately $50,890,000 and $24,979,000 during 2019 and 2018, respectively.

The activity for RSUs for the year ended December 31, 2019 is as follows (in thousands, except per share amounts):

	RSUs Outstanding
		Weighted-
		Average
		Grant Date Fair
	Shares	Value Per Share
Unvested and outstanding at January 1, 2019	1,690	$32.87
Granted	2,706	42.59
Vested	(1,388)	36.70
Cancelled	(424)	36.71
Unvested and outstanding at December 31, 2019	2,584	40.38

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

11. Income Taxes

Loss before provision for income taxes was as follows:

	Year Ended December 31,
	2019	2018	2017
			*As Adjusted
	(in thousands)
United States	$(82,751)	$(38,205)	$(35,176)
Foreign	(1,688)	(4,921)	(8,063)
Total	$(84,439)	$(43,126)	$(43,239)

The components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
			*As Adjusted
	(in thousands)
Current:
Federal	$—	$—	$—
State	84	35	27
Foreign	771	192	215
Total	855	227	242
Deferred:
Federal	(4,560)	6	(632)
State	1	2	(6)
Foreign	84	104	241
Total	(4,475)	112	(397)
Provision (benefit) for income taxes	$(3,620)	$339	$(155)

The following reconciles the differences between income taxes computed at the federal statutory rate of 21% and the provision for income taxes:

	Year Ended December 31,
	2019	2018	2017
			*As Adjusted
	(in thousands)
Expected income tax benefit at the federal statutory rate	$(17,732)	$(9,056)	$(14,700)
State tax net of federal benefit	(7,011)	(4,001)	(3,909)
Stock-based compensation	(4,485)	(4,426)	(10,202)
Stock warrant liability		(26)	32
Difference in foreign tax rates	2,336	(589)	1,152
Research and development credits	(3,079)	(2,236)	(1,636)
Change in valuation allowance	25,798	20,656	6,124
Change in tax rate		—	22,721
Other	553	17	263
Income tax provision (benefit)	$(3,620)	$339	$(155)

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2019	2018	2017
			*As Adjusted
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$111,031	$78,356	$61,954
Research and development credits	10,838	7,075	4,211
Accruals and reserves	1,425	2,644	1,558
Depreciation and amortization	203	847	453
Lease liability	12,852	—	—
Stock-based compensation	2,783	2,377	1,986
Total deferred tax assets	139,132	91,299	70,162
Deferred tax liabilities:
Depreciation and amortization	(10,087)	(1,697)	(2,351)
Deferred commissions	(4,793)	(5,159)	(4,738)
Right of use asset	(9,671)	—	—
Capitalized costs	(3,530)	(3,568)	(2,743)
Total deferred tax liabilities	(28,081)	(10,424)	(9,832)
Valuation allowance	(111,691)	(81,421)	(60,765)
Net deferred tax assets	$(640)	$(546)	$(435)

At December 31, 2019, we had $111,031,000 in tax-effected federal, state and foreign net operating loss carryforwards that, if unused, begin expiring in 2020. Additionally, at December 31, 2019, we had $17,577,000 in income tax credits, consisting primarily of federal and state research and development tax credits. These tax credits, if unused, begin expiring in 2024.

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

The valuation allowance increased by $25,798,000 and $20,656,000 in 2019 and 2018, respectively, due to the increase in the deferred tax assets primarily due to the increase in the net operating loss carryforwards.

U.S. income taxes on the undistributed earnings of our non-U.S. subsidiaries have not been provided for as we currently plan to indefinitely reinvest these amounts and have the ability to do so. Cumulative undistributed foreign earnings were not material at December 31, 2019 and December 31, 2018.

We have federal net operating loss carryforwards of $393,602,000 and $262,702,000 at December 31, 2019 and 2018, respectively, which expire at various dates through 2040.

We have federal research and development credit carryforwards of $13,270,000 at December 31, 2019 that expire at various dates through 2040. We also have state research and investment credit carryforwards of $4,300,000 that expire at various dates through 2034.

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

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

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

The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We have not booked an amount for the one-time transition tax liability because the Company is currently in an overall foreign loss position for E&P purposes. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities is not practicable.

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

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2019	2018	2017
			*As Adjusted
	(in thousands)
Unrecognized benefit—beginning of the year	$4,027	$2,267	$1,091
Gross increases (decreases)—current period positions	2,125	1,760	1,176
Unrecognized benefit—end of period	$6,152	$4,027	$2,267

All of the unrecognized tax benefits decrease deferred tax assets with a corresponding decrease to the valuation allowance. None of the unrecognized tax benefits would affect our effective tax rate if recognized in the future.

We have elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties have been recorded through December 31, 2019.

We do not expect any significant change in our unrecognized tax benefits within the next 12 months.

We file tax returns in the United States, the United Kingdom, Australia, the Netherlands, Hong Kong, Sweden, Hungary, Mexico, Brazil, China and various state jurisdictions. All of our tax years remain open to examination by major taxing jurisdictions to which we are subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state and foreign tax authorities if they have or will be used in future periods.

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

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during 2019 and 2018. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, were as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$63,534	$—	$—	$63,534
Corporate debt securities	—	11,586	—	11,586
U.S. Treasury bills	3,998	—	—	3,998
Total assets	$67,532	$11,586	$—	$79,118

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, were as follows (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,458	$—	$—	$32,458
Corporate debt securities	—	31,973	—	31,973
U.S. Treasury bills	26,656	—	—	26,656
Total assets	$59,114	$31,973	$—	$91,087
Liabilities:
Contingent liability	—	—	20	20
Total liabilities	$—	$—	$20	$20

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

Fair value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Balance at January 1, 2018	$1,286
Loss related to change in fair value warrant liability	(122)
Initial estimate of fair value of contingent liability	(1,144)
Balance at December 31, 2018	$20
Change in fair value of contingent liability	(20)
Balance at December 31, 2019	$—

We have classified our liability for contingent consideration relating to our acquisition of Practice, which we closed in November 2017, within Level 3 of the fair value hierarchy because the fair value is determined using the Monte Carlo simulation model and significant unobservable inputs, including forecasted net bookings attainment. During 2019, we did not observe a significant change in Practice bookings and, therefore, we wrote-off the remaining balance.

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

13. Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to ten years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three to five years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company subleases two of its locations. The first sublease term has 12 months remaining and will expire in 2020. The second sublease term has 42 months remaining and will expire in 2023. Both subleases have no option for renewal.

Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to prepaid or deferred lease payments and lease incentives. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments.

The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Operating lease cost, gross	$8,563	$7,423	$5,593
Variable lease cost, gross(1)	2,791	—	—
Sublease income	(456)	—	—
Total lease costs(2)	$10,898	$7,423	$5,593

(1)

Variable rent expense was not included within the measurement of the Company's operating right-of-use assets and lease liabilities. Variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.

(2)	Short-term lease costs for the year ended December 31, 2019, 2018 and 2017 were not significant and are not included in the table above.

Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2019 were $9,320,000 and was included in net cash provided by operating activities in the consolidated statements of cash flows. Right-of-use assets obtained in exchange for lease obligations for the year ended December 31, 2019 was $6,850,000.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

As of December 31, 2019, the maturities of the Company's operating lease liabilities were as follows (in thousands):

2020	$9,737
2021	9,139
2022	9,533
2023	8,964
2024	8,509
Thereafter	15,257
Total lease payments	61,139
Less:
Imputed interest	(12,792)
Lease liabilities	48,347
Tenant improvement reimbursements included in the measurement of lease liabilities but not yet received	(1,113)
Lease liabilities, net	47,234

As of December 31, 2019, the weighted average remaining lease term is 6.6 years and the weighted average discount rate used to determine operating lease liabilities was 7.13%.

Rent expense under operating leases for 2019, 2018 and 2017 was $10,898,000, $7,423,000 and $5,593,000, respectively.

14. Commitments and Contingencies

Letters of Credit

As of December 31, 2019 and 2018, we had a total of $2.6 million and $2.4 million, respectively, of letters of credit outstanding that were issued for purposes of securing certain of the Company’s obligations under facility leases and other contractual arrangements.

Litigation

We are involved in various legal proceedings and claims, including challenges to trademarks, from time to time arising in the normal course of business. If we determine that it is probable that a loss has been incurred and the amount is reasonably estimable, we will record a liability.

Between January 13, 2020 and January 30, 2020, five lawsuits were filed by purported stockholders of Instructure challenging the proposed acquisition of Instructure by Thoma Bravo. The first and second lawsuit, brought as putative class actions, are captioned Post v. Instructure, Inc., et al., No. 1:20-cv-00034 (D. Del. filed Jan. 13, 2020) and Zhang v. Instructure, Inc., et al., No. 1:20-cv-00042 (D. Del. filed Jan. 13, 2020). The third, fourth, and fifth lawsuits, brought by the plaintiffs individually, are captioned Bushansky v. Instructure, Inc., et al., No. 3:20-cv-00113 (S.D. Cal. filed Jan. 16, 2020); Domenico v. Instructure, Inc. et al., No. 2:20-cv-00814 (D.N.J. filed Jan. 24, 2020); and Rubin v. Instructure, Inc., et al., No. 3:20-cv-00193 (S.D. Cal. filed Jan. 30, 2020) (collectively, the “Complaints”). The Complaints name as defendants Instructure and each member of the Board. The Complaints allege violations of Section 14(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against all defendants, and assert violations of Section 20(a) of the Exchange Act against the individual defendants. The Zhang complaint additionally alleges claims for breach of fiduciary duty against the individual defendants and an aiding and abetting claim against Instructure. The plaintiffs contend that Instructure’s revised definitive proxy statement (the “Proxy Statement”) filed with the SEC on January 7, 2020 omitted or misrepresented material information regarding the Merger. The complaints seek injunctive relief, rescission or rescissory damages, and an award of plaintiffs’ costs, including attorneys’ fees and expenses. The Post and Rubin complaints also seek dissemination of a proxy statement that discloses certain information requested by those plaintiffs. On February 5, 2020, Instructure filed an amendment to the Proxy Statement, which contained certain supplemental disclosures intended to moot plaintiffs’ disclosure claims. On February 5, 2020, the plaintiff in the Post action voluntarily dismissed his case. We believe the claims asserted in the complaints are without merit, and that the outcome of these proceedings will not have a material impact on our consolidated results of operations, cash flows, or financial position. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

15. Employee Benefit Plan

We sponsor a qualified 401(k) defined contribution plan (the “401(k) Plan”), available to all qualified employees. The 401(k) Plan allows employees to contribute gross salary though payroll deductions up to the legally mandated limit based on their jurisdiction. The 401(k) Plan provides for matching contributions equal to 50% of each participant’s elective contributions, not to exceed $1,000 per participant annually. Participants vest in matching contributions over a four-year period after a one-year cliff vest. The cost recognized for our contributions to the 401(k) Plan for the year ended December 31, 2019, 2018 and 2017 was $917,000, $931,000 and $808,000, respectively.

16. Related-Party Transactions

On May 27, 2019, we hired Jennifer Goldsmith as our Chief Strategy Officer. Ms. Goldsmith is the sibling of Dan Goldsmith, our Chief Executive Officer. Ms. Goldsmith’s initial cash base salary is $260,000 per year. Ms. Goldsmith also received a short-term salary grant of RSUS with a value of $65,000 and a long-term grant of RSUs with a value of $3,585,000. Pursuant to our policies and procedures with respect to related party transactions, the Audit Committee of our Board of Directors approved this related party transaction on April 24, 2019.

17. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in 2019 and 2018 (in thousands except per share data):

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018

	(unaudited)
	(in thousands)
Total revenues	$69,195	$68,335	$62,867	$58,076	$56,251	$55,239	$50,063	$47,991
Gross profit	46,263	47,045	42,420	39,919	39,129	39,101	35,465	34,006
Loss from operations	(23,403)	(20,579)	(22,552)	(19,459)	(8,259)	(11,956)	(12,425)	(12,133)
Net loss	(23,005)	(20,923)	(20,749)	(16,142)	(7,587)	(11,472)	(12,538)	(11,868)
Net loss attributable to common stockholders	(23,005)	(20,923)	(20,749)	(16,142)	(7,587)	(11,472)	(12,538)	(11,868)
Net loss per common share attributable to common stockholders, basic and diluted	(0.61)	(0.56)	(0.56)	(0.45)	(0.22)	(0.33)	(0.36)	(0.37)

18. Subsequent Events

On February 13, 2020, Daniel T. Goldsmith, Chief Executive Officer of Instructure informed the Board of his intent to step down as Chief Executive Officer and as a member of the Board. Mr. Goldsmith will remain with Instructure until March 6, 2020 to ensure an orderly transition, and Instructure’s executive team formed an Office of the CEO in the interim until a successor can be named. The Office of the CEO is currently comprised of Matthew Kaminer, Jeff Weber, Marta DeBellis, Frank Maylett, Melissa Loble, Mitch Benson, and John Knotwell.

On February 17, 2020, we entered into the Merger Agreement with Parent and Purchaser. Pursuant to and subject to the terms of the Merger Agreement, Purchaser commenced the Offer on February 24, 2020 to purchase each share at the Offer Price. The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the DGCL, which permits completion of the Merger without a vote of the stockholders upon the acquisition by Purchaser of at least a majority of the issued and outstanding shares (other than certain specified shares as more specifically described in the definition of “Minimum Condition” set forth on Annex I to the Merger Agreement). At the Effective Time, each share (other than the shares accepted for payment in the Offer and shares held by stockholders who validly exercise appraisal rights under Section 262 of the DGCL or held by Instructure, Parent or their respective wholly owned subsidiaries), will be cancelled and converted into the right to receive the Offer Price.

Under the Merger Agreement, as of the Effective Time, each (i) option to purchase shares that is unexpired, unexercised, outstanding, and vested as of immediately prior to the Effective Time (“Vested Company Option”) and (ii) each Company RSU

INSTRUCTURE, INC.

Notes to Consolidated Financial Statements

Award (as defined in the Merger Agreement) that is unexpired, unsettled, outstanding, and vested as of immediately prior to the Effective Time will be cancelled and will be converted into the right to receive the Offer Price (less, in the case of Vested Company Options, the applicable exercise price) in respect of each share underlying such award. With respect to each (i) option to purchase shares that is unexpired, unexercised, outstanding, and unvested as of immediately prior to the Effective Time (“Unvested Company Option”) and (ii) each Company RSU Award (as defined in the Merger Agreement) that is unexpired, unsettled, outstanding, and unvested as of immediately prior to the Effective Time (“Unvested Company RSU Award”) in each case, except for certain specified Unvested Company Option and Unvested Company RSU Awards that are forfeited and canceled upon consummation of the Merger in accordance with the terms of that certain CIC Benefits Waiver (as defined in the Merger Agreement), will be cancelled and replaced with the right to receive the Offer Price (less, in the case of Unvested Company Options, the applicable exercise price) in respect of each share underlying such award (“Cash Replacement Awards”), which Cash Replacement Award will, subject to the holder’s continued service through the applicable vesting dates, vest and be payable at the same time such Unvested Company Option or Unvested Company RSU Award would have vested pursuant to its terms. All Cash Replacement Awards will have the same terms and conditions as applied to the award of Unvested Company Options or Unvested Company RSU Awards for which they were exchanged, except for terms rendered inoperative by reason of the transactions or for such other administrative or ministerial changes as in the reasonable and good faith determination of Parent are appropriate to conform the administration of such Cash Replacement Awards.

The Merger Agreement provides certain termination rights for both the Company and Parent, and further provides that a termination fee of $63,540,750 will be payable by the Company to Parent upon termination of the Merger Agreement under certain circumstances and that a reverse termination fee of $136,857,000 will be payable by Parent to the Company upon termination of the Merger Agreement under certain circumstances.

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

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). All control systems are subject to inherent limitations. Our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on these criteria. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included on under Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(1)

The information required by this Item concerning our executive officers and our directors and nominees for director may be found under the sections entitled “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

(3)

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, amended may be found in the section entitled “Delinquent Section 16(a) Reports” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation,” “Executive Compensation,” “Executive Compensation—Compensation Discussion and Analysis” and “Equity Compensation Plan Information” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1)

The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1)

The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

(2)

The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 3—Ratification of Selection of Independent Registered Public Accounting Firm” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements—The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.
(a)(2)	Financial Statement Schedules— All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(a)(3)	Exhibits—The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.
(b)	Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1†	Merger Agreement by and among Instructure, Inc., Gas Lamp Mergers, Inc., Gas Lamp Mergers II, LLC, Portfolium, Inc. and Fortis Advisors LLC dated February 16, 2019	8-K	001-37629	2.1	February 21, 2019
2.2†	Merger Agreement by and among Instructure, Inc., Slick Rock Panda, Inc., MasteryConnect, Inc. and Stockholder Representatives LLC dated April 1, 2019	8-K	001-37629	2.1	April 8, 2019

2.3	Agreement and Plan of Merger, dated as of December 4, 2019, by and among Instructure, Inc., PIV Purchaser, LLC and PIV Merger Sub, Inc.	8-K	001-37629	2.1	December 4, 2019
2.4	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 13, 2020, Instructure Holdings, LLC, PIV Merger Sub, Inc., and Instructure, Inc.	8-K	001-37629	2.1	February 14, 2020
2.5	Amended and Restated Agreement and Plan of Merger, dated as of February 17, 2020, by and among Instructure, Inc., Instructure Holdings, LLC (f/k/a PIV Merger Sub, LLC) and PIV Merger Sub, Inc.	8-K	001-37629	2.1	February 18, 2020
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37629	3.1	November 18, 2015

3.2	Amended and Restated Bylaws.	S-1	333-207349	3.4	October 9, 2015

4.1	Form of Common Stock Certificate.	S-1	333-207349	4.1	November 2, 2015

4.2	Description of the Securities of the Registration.					X

10.1	Form of Indemnity Agreement by and between the Registrant and its directors and officers.	S-1	333-207349	10.2	October 9, 2015

10.2+	2010 Equity Incentive Plan and Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement.	S-1	333-207349	10.3	November 2, 2015

10.3+	2015 Equity Incentive Plan.	S-1	333-207349	10.4	November 2, 2015

10.4+	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the 2015 Equity Incentive Plan.	10-Q	001-37629	10.1	May 6, 2016

10.5+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	S-1	333-207349	10.6	October 9, 2015

10.6+	2015 Employee Stock Purchase Plan.	S-1	333-207349	10.7	November 2, 2015

10.7+	Form of Executive Agreement by and between the Registrant and its officers.	S-1	333-207349	10.8	October 9, 2015

10.8+	Non-Employee Director Compensation Policy.	S-1	333-207349	10.9	October 23, 2015

10.9	Lease Agreement by and between the Registrant and Old Mill Building IV, LLC, dated October 2, 2012.	S-1	333-207349	10.10	October 9, 2015

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

10.10	First Amendment to Lease Agreement by and between the Registrant and Old Mill Building IV, LLC, dated October 30, 2014.	S-1	333-207349	10.11	October 9, 2015

10.11	Lease Assumption Agreement by and between the Registrant and Old Mill Building IV, LLC, dated August 11, 2015.	S-1	333-207349	10.12	November 2, 2015

10.12	Second Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated June 22, 2017.	10-Q	001-37629	10.1	August 2, 2017

10.13	Warrant to Purchase Common Stock issued to Silicon Valley Bank, dated April 1, 2014.	S-1	333-207349	10.14	October 9, 2015

10.14	Lease Agreement by and between the Registrant and Valley Grove LLC, dated November 10, 2016.	8-K	001-37629	10.1	November 15, 2016

10.15	First Amendment to the Second Amended and Restated Loan and Security Agreement by and between Registrant and Silicon Valley Bank, dated March 30, 2018.	10-Q	001-37629	10.2	August 1, 2018

10.16	Second Amendment to the Second Amended and Restated Loan and Security Agreement by and between Registrant and Silicon Valley Bank, dated June 28, 2018.	10-Q	001-37629	10.3	August 1, 2018

10.17	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated June, 19, 2019	10-Q	001-37629	10.1	July 31, 2019

10.18+	Offer Letter by and between Registrant and Dan Goldsmith, dated May 4, 2018.	10-Q	001-37629	10.1	August 1, 2018

10.19+	Letter Agreement, effective as of December 4, 2019 by and between Instructure, Inc. and Daniel A. Goldsmith	8-K	001-37629	10.1	December 4, 2019

10.20+	Letter Agreement, effective as of December 4, 2019 by and between Instructure, Inc. and Matthew A. Kaminer	8-K	001-37629	10.2	December 4, 2019

10.21+	Amended and Restated Waiver of Certain Change in Control Benefits Agreement, dated as of February 13, 2020, by and between Instructure, Inc., Daniel Goldsmith and Instructure Holdings, LLC and PIV Merger Sub, Inc.	8-K	001-37629	10.2	February 14, 2020

10.22+	Offer Letter by and between Registrant and Marta Debellis, dated January 19, 2019	10-Q	001-37629	10.1	May 1, 2019
23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

+	Indicates management contract or compensatory plan.
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

Instructure, Inc.

Date: February 28, 2020	By:	/s/ Matthew A. Kaminer
Matthew A. Kaminer
Chief Legal Officer and Representative of the Office of the Chief Executive Officer

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

Signature	Title	Date

/s/ Steven B. Kaminsky Steven B. Kaminsky	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020

/s/ Joshua L. Coates	Director	February 28, 2020
Joshua L. Coates

/s/ Steven A. Collins Steven A. Collins	Director	February 28, 2020

/s/ William M. Conroy William M. Conroy	Director	February 28, 2020

/s/ Ellen Levy Ellen Levy	Director	February 28, 2020

/s/ Kevin Thompson Kevin Thompson	Director	February 28, 2020

/s/ Lloyd G. Waterhouse Lloyd G. Waterhouse	Director	February 28, 2020